Form 10-Q
period 1996-03-30
GEERLINGS & WADE INC
filed 1996-05-10
CIK 922810

                      SECURITIES AND EXCHANGE COMMISSION


                            Washington, D.C.  20549


                                   FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 30, 1996

                                       OR

   [ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number: 0-24048

                             GEERLINGS & WADE, INC.
             (Exact name of registrant as specified in its charter)


           Massachusetts                                     04-2935863
   (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                       Identification No.)



    960 Turnpike Street, Canton, MA                            02021
(Address of principal executive offices)                     (Zip Code)


     (Registrant's telephone number, including area code):  (617) 821-4152

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [ X ]     No [   ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

                      Par Value           Date           Number of Shares
                      ---------           ----           ----------------

    Common Stock        $ .01         May 10, 1996          3,775,555

                             GEERLINGS & WADE, INC.
                                     INDEX

                                                                                        Page
                                                                                        ----
PART I.  FINANCIAL INFORMATION
         Item 1.  Financial Statements

                  Balance Sheets at December 31, 1995 and
                  March 30, 1996 (Unaudited)...........................................    2

                  Statements of Operations for the Quarters Ended March 31, 1995
                  and March 30, 1996 (Unaudited).......................................    3

                  Statements of Cash Flows for the Quarters Ended March 31, 1995
                  and March 30, 1996 (Unaudited).......................................    4

                  Notes to Financial Statements........................................    5

         Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations........................................................    6

PART II. OTHER INFORMATION

         Item 5.  Other Information....................................................    8

SIGNATURES.............................................................................    9

                      PART I.      FINANCIAL INFORMATION

Item  1.  Financial Statements

                            GEERLINGS & WADE, INC.
                                BALANCE SHEETS
                                  (Unaudited)

                                          December 31,     March 31,
                                              1995           1996
                                          -------------  -------------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents             $   809,828    $   313,571
     Accounts receivable                        61,970         72,579
     Inventory                              12,033,565     10,799,952
     Prepaid mailing costs                     800,088      1,060,769
     Prepaid expenses                          407,848        317,386
     Refundable income taxes                   798,634        431,622
     Deferred income taxes                     348,000        427,912
                                           -----------    -----------

          Total Current Assets              15,259,933     13,423,791
                                           -----------    -----------

PROPERTY AND EQUIPMENT, AT COST              1,919,328      1,957,665
     Less--Accumulated Depreciation            598,944        702,617
                                           -----------    -----------
                                             1,320,384      1,255,048
                                           -----------    -----------

OTHER ASSETS                                   136,234        129,453
                                           -----------    -----------

                                           $16,716,551    $14,808,292
                                           ===========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Line of credit                        $ 3,015,412    $ 2,193,634
     Accounts payable                        2,785,527      2,161,824
     Deferred revenue                          415,114        154,520
     Accrued expenses                          349,883        201,364
                                           -----------    -----------

          Total Current Liabilities          6,565,936      4,711,342
                                           -----------    -----------


DEFERRED REVENUE, LESS CURRENT PORTION         417,637        479,087
                                           -----------    -----------

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value -
         Authorized-1,000,000 shares
          Outstanding-none
     Common stock, $.01 par value-
          Authorized-10,000,000 shares-
          Issued and outstanding-3,775,243
          and 3,775,555                         37,752         37,755
          shares in 1995 and 1996,
          respectively
     Additional paid-in capital              9,705,327      9,709,364
     Retained earnings (deficit)               (10,101)      (129,256)
                                           -----------    -----------

            Total Stockholders' Equity       9,732,978      9,617,863
                                           -----------    -----------

                                           $16,716,551    $14,808,292
                                           ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                             GEERLINGS & WADE, INC.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                        Quarter Ended

                                                    March 31,    March 30,
                                                         1995         1996
                                                   ----------   ----------
Sales                                              $6,659,589   $7,670,107

Cost of Sales                                       3,529,247    4,210,068
                                                   ----------   ----------

Gross Profit                                        3,130,342    3,460,039

Selling, general and administrative expenses        2,591,099    3,583,388
                                                   ----------   ----------

Income  (loss) from operations                        539,243     (123,349)

Interest income (expense), net                         43,098      (74,806)
                                                   ----------   ----------

Income (loss) before income taxes                     582,341     (198,155)

Provision (benefit) for income taxes                  209,647      (79,000)
                                                   ----------   ----------

Net income (loss)                                  $  372,694   $ (119,155)
                                                   ==========   ==========




Net income (loss) per share                        $     0.10   $    (0.03)
                                                   ==========   ==========

Weighted average common shares
 outstanding                                        3,765,000    3,776,000
                                                   ==========   ==========

   The accompanying notes are an integral part of these financial statements.

                             GEERLINGS & WADE, INC.
                            STATEMENT OF CASH FLOWS
                                  (Unaudited)


                                                                                Quarter Ended
                                                                            March 31,     March 31,
                                                                                1995          1996
                                                                        ------------   -----------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net Income (Loss)                                                    $    372,698   $  (119,155)
   Adjustments to reconcile net income to net cash used in
       operating activities --
         Depreciation and amortization                                        67,043       103,673
         Deferred income taxes                                                    --       (79,912)
   Changes in current assets and liabilities --
         Accounts receivable                                                 (85,279)      (10,609)
         Inventory                                                        (1,713,474)    1,233,613
         Prepaid mailing costs                                              (669,017)     (260,681)
         Prepaid expenses                                                   (151,331)       90,462
         Refundable income taxes                                                  --       367,012
         Accounts payable                                                    539,549      (623,703)
         Deferred revenue                                                     37,920      (199,144)
         Accrued expenses                                                    104,037      (148,519)
                                                                         -----------    ----------
             Net cash provided by (used in) operating activities          (1,497,834)      353,037
                                                                         -----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment, net                                 (188,122)      (38,337)

   Change in other assets                                                    (17,646)        6,781
                                                                         -----------    ----------
             Net cash used in investing activities                          (205,768)      (31,556)
                                                                         -----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings on line of credit                                               --      (821,778)
   Proceeds from stock option plans                                            15,251         4,040
                                                                         -----------    ----------
             Net cash provided by (used in) financing activities              15,251      (817,738)
                                                                         -----------    ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                 (1,688,101)     (496,257)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             5,132,756       809,828
                                                                         -----------    ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $ 3,444,655    $  313,571
                                                                         ===========    ==========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
   Cash paid during the period -
   State Income Taxes                                                    $    84,550    $       --
                                                                         ===========    ==========
   Interest                                                              $        --    $   80,222
                                                                         ===========    ==========

   The accompanying notes are an integral part of these financial statements.

                         Notes to Financial Statements

1.  Basis of Presentation
    ---------------------

The interim period information set forth in these financial statements is unaudited and may be subject to normal year end adjustments. In the opinion of management, the information reflects all adjustments, which consist of normal recurring accruals that are considered necessary to present a fair statement of the results of operations of Geerlings & Wade, Inc. (the "Company") for the interim periods presented. The operating results for the quarter ended March 30, 1996 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 1996.

The financial statements presented herein should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. Certain information in these footnote disclosures normally included in financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission.

2.  Net Income (Loss) per Share
    ---------------------------

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Common stock equivalents, which are calculated using the treasury stock method, are included in the computation of weighted averages common shares outstanding when their effect upon earnings per share is dilutive.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

         Geerlings & Wade, Inc. (the "Company") is a direct marketer of premium wines and wine-related merchandise to retail consumers. The Company maintains licensed facilities in 13 states. Federal, state and local laws strictly govern the sale of wine in each market served by the Company.

Important Factors Regarding Forward-Looking Statements

         The Company may occasionally make forward-looking statements and estimates such as forecasts and projections of the Company's future performance or statements of management's plan and objectives. These forward-looking statements may be contained in SEC filings, press releases and oral statements, among others, made by the Company. Actual results could differ materially from those in such forward looking statements. Therefore, no assurances can be given that the results in such forward-looking statements will be achieved. Important factors that could cause the Company's actual results to differ from those contained in such forward-looking statements, include, among other things, the factors mentioned in Exhibit 99 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 on file with the Securities and Exchange Commission.


Quarters Ended March 31, 1995 and March 30, 1996

Sales

         Sales increased $1,010,000, or 15%, from $6,660,000 in the quarter ended March 31, 1995 to $7,670,000 in the quarter ended March 30, 1996. The increase in sales resulted primarily from further penetration of markets in which the Company has been open one year or less, while sales in markets open longer than one year increased 2% over sales in the comparable fiscal 1995 quarter. The number of twelve-bottle equivalent cases ("cases") sold by the Company increased by 1518, or 2.5%, from 61,290 in the quarter ended March 31, 1995 to 62,808 in the quarter ended March 30, 1996. During the first quarter of 1996, the average case price was $122.12, an increase of $13.47, or 11 %, from the average case price of $108.65 in the same period in 1995. The average case price increase is the result of increased sales to existing customers (defined as buyers within the preceding 12 month period) and sales of higher priced wines. The average number of cases purchased per customer increased from 1.16 in the quarter ended March 31, 1995 to 1.35 in the quarter ended March 30, 1996, primarily due to increased sales generated by existing customers.

Gross Profit
         Gross profit increased $330,000, or 11%, from $3,130,000 in the quarter ended March 31, 1995 to $3,460,000 in the quarter ended March 30, 1996. Gross profit as a percentage of sales decreased from 47.0% in the quarter ended March 31, 1995 to 45.1% in the quarter ended March 30, 1996. Average gross profit per case increased $4.84, or 9.5%, from $51.07 in the quarter ended March 31, 1995 to $55.91 in the quarter ended March 30, 1996. The decrease in gross margin percentage resulted primarily from sales of higher priced wines which produce a lower gross margin percentage. Average gross margin per case increased as a result of the increase in the average selling price per case.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased $992,000, or 38%, from $2,591,000 in the quarter ended March 31, 1995 to $3,583,000 in the quarter ended March 30, 1996, while increasing as a percentage of sales from 38.9% in the quarter ended March 31, 1995 to 46.7% in the quarter ended March 30, 1996. The increase in selling, general and administrative expenses is attributable to increased payroll costs due to the hiring of additional personnel required to support a larger customer base, and expenses associated with operations in the five new markets served by the Company for the full fiscal quarter ended March 30, 1996.

Interest

         Net interest expense increased $118,000 from income of $43,000 in the quarter ended March 31, 1995 to net interest expense of $75,000 in the quarter ended March 30, 1996. The increase in net interest expense was due to borrowings under the Company's line of credit in the first quarter of 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Provision (Benefit) for Income Taxes

         The Company's provision (benefit) for income taxes for the quarter ended March 30, 1996 reflects a 40% effective income tax rate anticipated for the full year ended December 31, 1996. In the quarter ended March 31, 1995, the Company's effective income tax rate was 36% as a result of anticipated tax benefits from municipal bond interest income. During the quarter ended March 30, 1996, the Company recorded deferred income tax benefit of $79,000. Deferred income taxes as of March 30, 1996 relate to the net operating loss for the current quarter and other temporary differences which will reduce the Company's future tax obligations. The Company carries no valuation allowance as of March 30, 1996.

Liquidity and Capital Resources

         The Company's primary capital needs are funding the cost of prospect mailings, purchases of inventory, and increased personnel costs to support sales growth. As of March 30, 1996, the Company had cash and cash equivalents totaling $314,000. In addition, the Company has a credit facility with The First National Bank of Boston ("Bank of Boston") comprised of a revolving discretionary demand line of credit in the maximum principal amount equal to the lesser of 50% of qualifying inventory or $5.0 million (the "Line of Credit"). The Line of Credit bears interest at the Bank of Boston's base rate (which approximates the prime rate) plus one-quarter percent, and is collateralized by substantially all of the assets of the Company. As of March 30, 1996, $2,194,000 was outstanding under the Line of Credit.

         During the quarter ended March 30, 1996, net cash of $353,000 was provided by operating activities, resulting from lower levels of inventory offset by reductions in accounts payable and accrued expenses.

         Net cash of $32,000 was used for investing activities, representing primarily computer and telephone systems enhancements. Net cash of $818,000 was used for financing activities, primarily related to repayment of line of credit borrowings.

         At December 31, 1995 and March 30, 1996, the Company had working capital of $8,694,000 and $8,712,000, respectively. The increase in working capital resulted primarily from decrease in inventories from $12,034,000 to $10,800,000, offset by reductions in line of credit borrowings by $822,000 and other current liabilities by $1,033,000.

         The Company presently believes that cash flows from operations and current cash balances, together with the Line of Credit, will be sufficient to meet the Company's working capital and capital expenditure requirements for the foreseeable future.

Exchange Rates

         The Company engages in certain currency-exchange activities related to firm commitments for the purchase of inventories in an effort to fix costs and manage the impact of exchange rate fluctuations. The Company maintains two separate foreign exchange lines with the Bank of Boston and The Chase Manhattan Bank (formally Chemical Bank), each of which allows the Company to enter into forward currency exchange contracts of up to $500,000 maturing on any one day. As of March 30, 1996, the Company had no foreign exchange contracts outstanding.

                          PART II.  OTHER INFORMATION

Item 5.  Other Information

On May 3, 1996, the Company announced that a search has commenced for a successor to Phillip D. Wade, President and Chief Executive Officer. Following the appointment of his successor, Mr. Wade is expected to serve in an advisory capacity for an interim period and will continue as a member of the Board of Directors.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              GEERLINGS & WADE, INC.
                              (Registrant)


                              By: /s/ Peter F. McAree
                                  -------------------------------
                              Name: Peter F. McAree
                              Title: Vice President and Chief Executive Officer






Dated:  May 10, 1996