Form 10-Q
period 1996-06-29
GEERLINGS & WADE INC
filed 1996-08-12
CIK 922810

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 29, 1996

                                       OR

   [ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number: 0-24048

                             GEERLINGS & WADE, INC.
             (Exact name of registrant as specified in its charter)
             ------------------------------------------------------


         MASSACHUSETTS                                04-2935863
  (State or other jurisdiction            (I.R.S. Employer Identification No.)
of incorporation or organization)


    960 TURNPIKE STREET, CANTON, MA                        02021
(Address of principal executive offices)                 (Zip Code)

(Registrant's telephone number, including area code):  (617) 821-4152

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [X]     No [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

                 Par Value             Date           Number of Shares
                 ---------             ----           ----------------

   Common Stock    $ .01          August 12, 1996          3,775,555

                             GEERLINGS & WADE, INC.
                                     INDEX


                                                                Page
                                                                ----
PART I.  FINANCIAL INFORMATION
         Item 1.  Financial Statements

                  Balance Sheets at December 31, 1995 and
                  June 29, 1996 (Unaudited).................       2

                  Statements of Operations for the Quarters
                  Ended June 30, 1995 and June 29, 1996 and
                  for the Two Quarter Periods Ended June 30,
                  1995 and June 29, 1996 (Unaudited)........       3

                  Statements of Cash Flows for the Two
                  Quarter Periods Ended June 30, 1995
                  and June 29, 1996 (Unaudited).............       4

                  Notes to Financial Statements.............       5

         Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations.............................       6

PART II. OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of
                  Security Stockholders.....................       9

SIGNATURES..................................................      10


                          PART 1. FINANCIAL STATEMENTS
Item 1. Financial Statements
                             GEERLINGS & WADE, INC.
                                 BALANCE SHEETS
                                  (Unaudited)

                                          December 31,     June 29,
                                              1995           1996
                                          -------------  -------------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents             $   809,828    $   403,876
     Accounts receivable                        61,970        339,679
     Inventory                              12,033,565     10,809,088
     Prepaid mailing costs                     800,088        837,593
     Prepaid expenses                          407,848        335,223
     Refundable income taxes                   798,634        203,681
     Deferred income taxes                     348,000        511,912
                                           -----------    -----------

          Total Current Assets              15,259,933     13,441,052
                                           -----------    -----------

PROPERTY AND EQUIPMENT, AT COST              1,919,328      2,299,837
     Less--Accumulated Depreciation            598,944        812,182
                                           -----------    -----------
                                             1,320,384      1,487,655
                                           -----------    -----------

OTHER ASSETS                                   136,234        156,428
                                           -----------    -----------

                                           $16,716,551    $15,085,135
                                           ===========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Line of credit                        $ 3,015,412    $ 2,538,343
     Accounts payable                        2,785,527      2,009,082
     Deferred revenue                          415,114        169,812
     Accrued expenses                          349,883        359,405
                                           -----------    -----------

          Total Current Liabilities          6,565,936      5,076,642
                                           -----------    -----------

DEFERRED REVENUE, LESS CURRENT PORTION         417,637        516,439
                                           -----------    -----------

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value -
         Authorized-1,000,000 shares
         Outstanding-none
     Common stock, $.01 par value-
         Authorized-10,000,000 shares
         Issued and
          outstanding-3,775,243 and
          3,775,555 shares in 1995
          and 1996, respectively                37,752         37,755
     Additional paid-in capital              9,705,327      9,709,370
     Retained earnings (deficit)               (10,101)      (255,071)
                                           -----------    -----------

            Total Stockholders' Equity       9,732,978      9,492,054
                                           -----------    -----------

                                           $16,716,551    $15,085,135
                                           ===========    ===========


The accompanying notes are an integral part of these financial statements.

                             GEERLINGS & WADE, INC.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                              Quarter Ended           Two Quarter Period Ended

                                             June 30,     June 29,       June 30,      June 29,
                                              1995         1996           1995          1996
                                           ----------   ----------    -----------   -----------

Sales                                      $7,232,728   $7,189,882    $13,892,317   $14,859,989

Cost of Sales                               3,859,637    3,857,028      7,388,884     8,067,096
                                           ----------   ----------    -----------   -----------

Gross Profit                                3,373,091    3,332,854      6,503,433     6,792,893

Selling, general and administrative
 expenses                                   2,934,607    3,484,825      5,525,706     7,068,213
                                           ----------   ----------    -----------   -----------

Income (loss) from operations                 438,484     (151,971)       977,727      (275,320)

Interest income                                22,210          ---         65,308           ---

Interest expense                                  ---      (57,844)           ---      (132,650)
                                           ----------   ----------    -----------   -----------

Income (loss) before income taxes             460,694     (209,815)     1,043,035      (407,970)

Provision (benefit) for income taxes          182,470      (84,000)       392,113      (163,000)
                                           ----------   ----------    -----------   -----------

Net income (loss)                          $  278,224   $ (125,815)   $   650,922   $  (244,970)
                                           ==========   ==========    ===========   ===========


Net income (loss) per share                     $0.07       $(0.03)         $0.17        $(0.06)
                                           ==========   ==========    ===========   ===========

Weighted average common shares              3,782,235    3,775,555      3,773,267     3,775,555
 outstanding                               ==========   ==========    ===========   ===========


The accompanying notes are an integral part of these financial statements.

                             GEERLINGS & WADE, INC.
                            STATEMENT OF CASH FLOWS
                                  (Unaudited)


                                           Two Quarter Period Ended
                                            June 30,      June 29,
                                              1995          1996
                                          ------------  ------------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net Income (Loss)                      $   650,922   $  (244,970)
   Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities --
         Depreciation and amortization        119,904       279,814
         Deferred income taxes                    ---      (163,000)
   Changes in current assets and
    liabilities --
         Accounts receivable                  (63,243)     (277,709)
         Inventory                         (3,883,667)    1,224,477
         Prepaid mailing costs             (1,420,429)      (37,505)
         Prepaid expenses                    (129,014)        6,049
         Refundable income taxes                  ---       594,041
         Accounts payable                   1,595,904      (776,445)
         Deferred revenue                     121,317      (146,500)
         Accrued expenses                      54,337         9,522
                                          -----------   -----------
              Net cash provided by
               (used in) operating
               activities                  (2,953,969)      467,774
                                          -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment,      (398,864)     (380,509)
    net
   Change in other assets                     (14,924)      (20,194)
                                          -----------   -----------
             Net cash used in investing
              activities                     (413,788)     (400,703)
                                          -----------   -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings on line of credit                   ---     4,980,431
   Repayments on line of credit                   ---    (5,457,500)
   Proceeds from stock purchase plan          286,974         4,046
                                          -----------   -----------
             Net cash provided by (used
              in) financing activities        286,974      (473,023)
                                          -----------   -----------

NET DECREASE IN CASH AND CASH
 EQUIVALENTS                               (3,080,783)     (405,952)
CASH AND CASH EQUIVALENTS, BEGINNING OF
 PERIOD                                     5,132,756       809,828
                                          -----------   -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD  $ 2,051,973   $   403,876
                                          ===========   ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
   Cash paid during the period -
   Interest                               $       ---   $   139,432
                                          ===========   ===========

ITEMS NOT AFFECTING CASH FLOWS:
   Income tax benefit of stock option
    exercises                             $    59,862   $       ---
                                          ===========   ===========

The accompanying notes are an integral part of these financial statements.

                         NOTES TO FINANCIAL STATEMENTS

1.  Basis of Presentation
- - -------------------------

The interim period information set forth in these financial statements is unaudited and may be subject to normal year end adjustments. In the opinion of management, the information reflects all adjustments, which consist of normal recurring accruals that are considered necessary to present a fair statement of the results of operations of Geerlings & Wade, Inc. (the "Company") for the interim periods presented. The operating results for the one and two quarter periods ended June 29, 1996 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 1996.

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

2.  Net Income (Loss) per Share Data
    --------------------------------

Net income (loss) per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents, which are calculated using the treasury stock method, are included in the computation of weighted average common shares outstanding when their effect upon earnings per share is dilutive.

3.  Inventory Returns
    -----------------

Certain prepaid Grand Cru Bordeaux wines held by french suppliers were returned for credit. Accounts receivable at June 29, 1996 includes $247,000 related to such transactions.

4.   Certain Relationships and Related Transactions
     ----------------------------------------------

The Company has a credit facility (the "Credit Facility") with The First National Bank of Boston ("Bank of Boston"). One of the Company's outside directors is employed as a senior executive with Bank of Boston. The Company believes that the Credit Facility provides terms no more or less favorable than terms that may otherwise be offered by other lending institution.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Geerlings & Wade, Inc. (the "Company") is a direct marketer of premium wines and wine-related merchandise to retail consumers. The Company currently maintains licensed facilities in thirteen states. Federal, state and local laws strictly govern the sale of wine in each market served by the Company.

IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS

     The Company may occasionally make forward-looking statements and estimates such as forecasts and projections of the Company's future performance or statements of management's plans and objectives. These forward-looking statements may be contained in SEC filings, press releases and oral statements, among others, made by the Company. Actual results could differ materially from those in such forward-looking statements. Therefore, no assurance can be given that the results in such forward-looking statements will be achieved. Important factors could cause the Company's actual results to differ from those contained in such forward-looking statements, include, among other things, the factors mentioned in Exhibit 99 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 on file with the Security and Exchange Commission.

QUARTERS ENDED JUNE 30, 1995 AND JUNE 29, 1996

Sales

     Sales decreased $43,000 or 0.6% from $7,233,000 in the quarter ended June 30, 1995 to $7,190,000 in the quarter ended June 29, 1996. The decrease in sales from the prior year comparative quarter was caused by a 7.0% decrease in sales derived from house mailings resulting from lower response rates, net of a 79.0% increase in sales generated from prospect mailings resulting from improved response rates and a higher average order size. Sales declined 7.2% in markets in which the Company has been open longer than one year, while sales increased 130.7% in markets open one year or less. The net decline in sales in markets open greater than one year is primarily the result of lower response to house mailings in certain markets. The number of twelve-bottle equivalent cases ("cases") sold by the Company decreased by 4,500 or 6.8% from 66,100 in the quarter ended June 30, 1995 to 61,600 in the quarter ended June 29, 1996. The average case price increased by $8.34 or 7.8%, from $107.08 in the quarter ended June 30, 1995 to $115.42 in the quarter ended June 29, 1996. The average case price increase resulted from price increases and, in general, increased sales of higher priced wines in comparison to the same fiscal quarter of 1995. The average number of cases purchased per customer was 1.51 in the quarter ended June 30 ,1995, unchanged from the comparable fiscal quarter of 1996.


Gross Profit

     Gross profit decreased $40,000, or 1.2%, from $3,373,000 in the quarter ended June 30, 1995 to $3,333,000 in the quarter ended June 29, 1996. Gross profit as a percentage of sales decreased from 46.6% in the quarter ended June 30, 1995 to 46.4% in the quarter ended June 29, 1996. Gross profit per case increased $3.07 or 6.0%, from $51.03 in the quarter ended June 30, 1995 to $54.10 in the quarter ended June 29, 1996. The decrease in gross margin percentage resulted primarily from increased sales of higher priced wines which generally produce a lower gross margin percentage. Average gross margin per case increased as a result of the increase in the average selling price per case.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased $550,000, or 18.7%, from $2,935,000 in the quarter ended June 30, 1995 to $3,485,000 in the quarter ended June 29, 1996, while increasing as a percentage of sales from 40.6% in the quarter ended June 30, 1995 to 48.5% in the quarter ended June 29, 1996. The increase in selling, general and administrative expenses is attributable to increased payroll costs due to the hiring of additional personnel required to support existing sales levels, and expenses associated with operations in thirteen markets during the fiscal quarter ended June 29, 1996, compared to operations in ten markets during the fiscal quarter ended June 30, 1995.

Interest

     Interest income of $22,000 was generated in the quarter ended June 30, 1995 as a result of invested cash and cash equivalents. Interest expense of $58,000 was incurred in the quarter ended June 29, 1996 as a result of borrowings under the Company's line of credit.

TWO QUARTER PERIODS ENDED JUNE 30, 1995 AND JUNE 29, 1996

Sales

     Sales increased $968,000 or 7.0%, from $13,892,000 in the two quarter period ended June 29, 1995 to $14,860,000 in the two quarter period ended June 29, 1996. The increase in sales from the prior year comparative period was caused by a 6.0% increase in sales derived from house mailings resulting from a higher average case price which offset lower response rates, and a 13.0% increase in sales generated from prospect mailings resulting from improved response rates and a higher average order size. Sales declined 3.0% in markets open longer than one year, while sales increased 136.7% in markets open one year or less. The net decline in sales in markets open greater than one year is primarily the result of lower response to house mailings in certain markets. The number of cases sold by the Company decreased by 3,000, or 2.4%, from 127,400 in the two quarter period ended June 30, 1995 to 124,400 in the two quarter period ended June 29, 1996. The average case price increased by $11.24 or 10.5%, from $106.80 in the two quarter period ended June 30, 1995 to $118.04 in the two quarter period ended June 29, 1996. The average case price increase resulted from price increases and, in general, increased sales of higher priced wines in comparison to the same fiscal period of 1995. The average number of cases purchased per customer decreased from 1.81 in the two quarter period ended June 30, 1995 to 1.79 in the two quarter period ended June 29, 1996.

Gross Profit

     Gross profit increased $290,000 or 4.4%, from $6,503,000 in the two quarter period ended June 30, 1995 to $6,793,000 in the two quarter period ended June 29, 1996. Gross profit as a percentage of sales decreased from 46.8% in the two quarter period ended June 30, 1995 to 45.7% in the two quarter period ended June 29, 1996. Gross profit per case increased $3.55, or 7.0%, from $51.05 in the two quarter period ended June 30, 1995 to $54.60 in the quarter ended June 29, 1996. The decrease in gross margin percentage resulted primarily from sales of higher priced wines which generally produce a lower gross margin percentage. Average gross margin per case increased as a result of the increase in the average selling price per case.


Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased $1,542,000 or 27.9%, from $5,526,000 in the two quarter period ended June 30, 1995 to $7,068,000 in the two quarter period ended June 29, 1996, while increasing as a percentage of sales from 39.8% in the two quarter period ended June 30, 1995 to 47.6% in the two quarter period ended June 29, 1996. The increase in selling, general and administrative expenses is attributable to increased payroll costs due to the hiring of additional personnel required to support existing sales levels, and expenses associated with operations in thirteen markets during the two fiscal quarters ended June 29, 1996, compared to operations in ten markets during the two fiscal quarters ended June 30, 1995.


Interest

     Interest income of $65,000 was generated in the two quarter period ended June 30, 1995 as a result of invested cash and cash equivalents. Interest expense of $133,000 was incurred in the two quarter period ended June 29, 1996 as a result of borrowings under the Company's line of credit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

PROVISION FOR INCOME TAXES

     The Company's provision (benefit) for income taxes for the two quarter period ended June 29, 1996 reflects a 40% effective income tax rate anticipated for the full year ended December 31, 1996. In the two quarter period ended June 30, 1995, the Company's effective income tax rate was 36% as a result of anticipated tax benefits from municipal bond interest income. During the two quarter period ended June 29, 1996, the Company recorded deferred income tax benefit of $163,000. Deferred income taxes as of June 29, 1996 relate to the net operating loss for the current two quarters and other temporary differences which will reduce the Company's future tax obligations.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary working capital needs continue to be funding the cost of prospect mailings and purchases of inventory, and increased personnel costs to support sales growth. As of June 29, 1996, the Company had cash and cash equivalents totaling $404,000. In addition, the Company has a credit facility with Bank of Boston comprised of a revolving discretionary demand line of credit in the maximum principal amount equal to the lesser of 50% of qualifying inventory or $5.0 million (the "Line of Credit"). The Line of Credit bears interest at the Bank of Boston's base rate (which approximates the prime rate) plus one-quarter percent, and is collateralized by substantially all of the assets of the Company. As of June 29, 1996, $2,538,343 was outstanding under the Line of Credit. On June 1, 1996, the Line of Credit was renewed on its existing terms through May 31, 1997.

     During the quarter ended June 29, 1996, net cash of $467,774 was provided by operating activities, resulting principally from reductions of inventories and accounts payable.

     Net cash of $400,703 was used for investing activities, representing primarily investments in leasehold improvements and computer systems. Net cash of $473,023 was used for financing activities, primarily related to net repayments of line of credit borrowings.

     At December 31, 1995 and June 29, 1996, the Company had working capital of $10,377,000 and $8,364,000, respectively. The decrease in working capital was primarily due to the decrease in inventories from $12,034,000 to $10,809,000, offset by reductions in line of credit borrowings and other current liabilities of $477,000 and $1,012,000, respectively.

     The Company presently believes that cash flows from operations and current cash balances, together with the Line of Credit, will be sufficient to meet the Company's working capital and capital expenditure requirements for the foreseeable future.


EXCHANGE RATES

     The Company often engages in currency-hedging activities related to firm commitments for the purchase of inventories in an effort to fix costs and manage the impact of exchange rate fluctuations. The Company has two foreign exchange lines of credit which allow the Company to enter into forward currency exchange contracts of up to $1,000,000 maturing on any one day. As of June 29, 1996, the Company had no obligations in respect of forward currency exchange contracts.

                          PART II.  OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Stockholders held on May 14, 1996, a total of 3,238,894 shares of common stock or 94.93% of the total outstanding shares were voted in the following manner:


                                             FOR     AGAINST  ABSTAIN  NO VOTE

To elect Phillip D. Wade and James
 Curvey as Directors for the three year
 terms ending in 1999                    3,437,175         -  146,976        -


To amend section 4(a) of the Company's
 Stock Option Plan to allow for shares
 subject to terminated or unexercised
 awards to be available for future
 grants                                  3,286,890  177,621   15,600  104,040



To ratify the appointment of Arthur
 Andersen LLP as independent auditors
 of the Company.                         3,558,940   15,111    9,950      150



     The terms of office as a director  of  Messrs. Huib E. Geerlings, William
J. Shea and Robert Webb continued after the Annual Meeting.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         GEERLINGS & WADE, INC.
                                         (Registrant)



                                         By: /s/ Peter F. McAree
                                             -----------------------------
                                         Name: Peter F. McAree
                                         Title: Vice-President and Chief
                                                Financial Officer






Dated:  August 12, 1996