Form 10-Q
period 1996-09-28
GEERLINGS & WADE INC
filed 1996-11-12
CIK 922810

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 28, 1996

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

                              Yes [X]     No [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

                Par Value             Date           Number of Shares
                ---------             ----           ----------------

   Common Stock    $ .01         November 8, 1996       3,777,525

                             GEERLINGS & WADE, INC.
                                     INDEX

                                                                             Page
                                                                             ----
PART I.  FINANCIAL INFORMATION

         Item 1.    Financial Statements

                    Balance Sheets at December 31, 1995 and
                    September 28, 1996 (Unaudited)...........................  2

                    Statements of Operations for the Quarters Ended September
                    30, 1995 and September 28, 1996 and for the Three
                    Quarter Periods Ended September 30, 1995 and September 28,
                    1996 (Unaudited).......................................... 3

                    Statements of Cash Flows for the Three Quarter Periods
                    Ended September 30, 1995 and September 28, 1996
                    (Unaudited)..............................................  4

                    Notes to Financial Statements............................  5

         Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations......................  6

PART II. OTHER INFORMATION

         Item 5.    Other Information........................................  9

SIGNATURES   ................................................................ 10

                          PART 1. FINANCIAL STATEMENTS
Item 1. Financial Statements
                             GEERLINGS & WADE, INC.
                                 BALANCE SHEETS
                                  (Unaudited)

                                          December 31,   September 28,
                                                  1995            1996
                                          -------------  --------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                $   809,828     $   713,164
  Accounts receivable                           61,970         267,823
  Inventory                                 12,033,565      10,860,867
  Prepaid mailing costs                        800,088         755,317
  Prepaid expenses                             407,848         468,583
  Refundable income taxes                      798,634         203,681
  Deferred income taxes                        348,000         532,912
                                           -----------     -----------

     Total Current Assets                   15,259,933      13,802,347
                                           -----------     -----------

PROPERTY AND EQUIPMENT, AT COST              1,919,328       2,516,378
  Less--Accumulated Depreciation               598,944         934,780
                                           -----------     -----------
                                             1,320,384       1,581,598
                                           -----------     -----------

OTHER ASSETS                                   136,234         161,035
                                           -----------     -----------

                                           $16,716,551     $15,544,980
                                           ===========     ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Line of credit                           $ 3,015,412     $ 3,005,863
  Accounts payable                           2,785,527       1,937,354
  Deferred revenue                             415,114         226,671
  Accrued expenses                             349,883         361,666
                                           -----------     -----------

     Total Current Liabilities               6,565,936       5,531,554
                                           -----------     -----------


DEFERRED REVENUE, LESS CURRENT PORTION         417,637         548,650
                                           -----------     -----------

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value -
     Authorized-1,000,000 shares
     Outstanding-none
  Common stock, $.01 par value-
     Authorized-10,000,000 shares
     Issued and outstanding-3,775,243
       and 3,777,525 shares in 1995
       and 1996, respectively                   37,752          37,775
  Additional paid-in capital                 9,705,327       9,716,255
  Retained earnings (deficit)                  (10,101)       (289,254)
                                           -----------     -----------

     Total Stockholders' Equity              9,732,978       9,464,776
                                           -----------     -----------

                                           $16,716,551     $15,544,980
                                           ===========     ===========


  The accompanying notes are an integral part of these financial statements.

                             GEERLINGS & WADE, INC.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                  Quarter Ended              Three Quarter Period Ended

                                          September 30,    September 28,    September 30,    September 28,
                                                   1995             1996             1995             1996
                                          -------------    -------------    -------------    -------------

Sales                                      $  6,977,545     $  7,170,704     $ 20,869,862     $ 22,030,693

Cost of Sales                                 3,720,106        3,956,956       11,108,990       12,024,052
                                          -------------    -------------    -------------    -------------

Gross Profit                                  3,257,439        3,213,748        9,760,872       10,006,641

Selling, general and administrative
 expenses                                     3,597,940        3,192,017        9,123,657       10,260,230
                                          -------------    -------------    -------------    -------------

Income (loss) from operations                  (340,501)          21,731          637,215         (253,589)

Interest income (expense), net                  (19,825)         (76,914)          45,483         (209,564)
                                          -------------    -------------    -------------    -------------

Income (loss) before income taxes              (360,326)         (55,183)         682,698         (463,153)

Provision (benefit) for income taxes           (132,000)         (21,000)         260,113         (184,000)
                                          -------------    -------------    -------------    -------------

Net income (loss)                          $   (228,326)    $    (34,183)    $    422,585     $   (279,153)
                                          =============    =============    =============    =============




Net income (loss) per share                $     ( 0.06)    $      (0.01)    $       0.11     $      (0.07)
                                          =============    =============    =============    =============

Weighted average common shares
 outstanding                                  3,777,000        3,776,000        3,773,000        3,776,000
                                          =============    =============    =============    =============

The accompanying notes are an integral part of these financial statements.

                             GEERLINGS & WADE, INC.
                            STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                             Three QuarterPeriod Ended
                                           September 30,     September 28,
                                                    1995              1996
                                           -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                        $     422,585     $    (279,153)
  Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities --
      Depreciation and amortization              221,380           356,144
      Deferred income taxes                           --          (184,912)
  Changes in current assets and
    liabilities --
      Accounts receivable                       (239,439)         (205,853)
      Inventory                               (7,525,141)        1,172,698
      Prepaid mailing costs                   (1,696,918)           44,771
      Prepaid expenses                            53,689           (60,735)
      Refundable income taxes                         --           594,953
      Accounts payable                         2,745,853          (848,173)
      Deferred revenue                           153,449           (57,430)
      Accrued expenses                           (49,211)           11,783
                                           -------------     -------------
         Net cash provided by (used
           in) operating activites            (5,913,753)          544,093
                                           -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment,
    net                                         (898,329)         (597,050)
  Change in other assets                         (34,906)          (45,109)
                                           -------------     -------------

         Net cash used in investing
           activities                           (933,235)         (642,159)
                                           -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under line of credit              2,514,498         7,083,951
  Repayments under line of credit               (671,000)       (7,093,500)
  Proceeds from employee stock option
    and purchase plans                           286,974            10,951
                                           -------------     -------------
         Net cash provided by
           financing activities                2,130,472             1,402
                                           -------------     -------------

NET DECREASE IN CASH AND CASH
  EQUIVALENTS                                 (4,716,516)          (96,664)
CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD                                       5,132,756           809,828
                                           -------------     -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD   $     416,240     $     713,164
                                           =============     =============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Cash paid during the period -
  Interest                                 $          --     $     212,951
                                           =============     =============

ITEMS NOT AFFECTING CASH FLOWS:
  Income tax benefit of stock option
    exercises                              $      59,862     $          --
                                           =============     =============

The accompanying notes are an integral part of these financial statements.

                         Notes to Financial Statements

1.  Basis of Presentation
    ---------------------

The interim period information set forth in these financial statements is unaudited and may be subject to normal year end adjustments. In the opinion of management, the information reflects all adjustments, which consist of normal recurring accruals that are considered necessary to present a fair statement of the results of operations of Geerlings & Wade, Inc. (the "Company") for the interim periods presented. The operating results for the one and three quarter periods ended September 28, 1996 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 1996.

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

Important Factors Regarding Forward-Looking Statements

     The Company may occasionally make forward-looking statements and estimates such as forecasts and projections of the Company's future performance or statements of management's plans and objectives. These forward-looking statements may be contained in SEC filings, press releases and oral statements, among others, made by the Company. Actual results could differ materially from those in such forward-looking statements. Therefore, no assurance can be given that the results in such forward-looking statements will be achieved. Important factors that could cause the Company's actual results to differ from those contained in such forward-looking statements, include, among other things, the factors mentioned under the caption Certain Factors That May Affect Future Operating Results included elsewhere in this Report.

Quarters Ended September 30, 1995 and September 28, 1996

Sales

     Sales increased $193,000 or 2.8% from $6,978,000 in the quarter ended September 30, 1995 to $7,171,000 in the quarter ended September 28, 1996. The increase in sales from the prior year resulted from new sales promotions tested in the quarter and increased house file circulation. These increases were partially offset by a decrease in sales generated from prospect mailings resulting from lower circulation. Sales decreased 1.0% in markets in which the Company has been open longer than one year, and increased $253,000 in markets open one year or less. The net decline in sales in markets open greater than one year is primarily the result of lower response to house mailings in certain markets. The number of twelve-bottle equivalent cases ("cases") sold by the Company increased by 2,400 or 4.0% from 58,600 in the quarter ended
September 30, 1995 to 61,000 in the quarter ended September 28, 1996. The average case price decreased by $2.26 or 1.9%, from $116.88 in the quarter ended September 30, 1995 to $114.62 in the quarter ended September 28, 1996. The average case price decreased as a result of lower average selling prices for promotions in the quarter. The average number of cases purchased per customer was 1.65 in the quarter ended September 28, 1996 compared to 1.47 in the comparable fiscal quarter of 1995.


Gross Profit

     Gross profit decreased $43,000, or 1.3%, from $3,257,000 in the quarter ended September 30, 1995 to $3,214,000 in the quarter ended September 28, 1996. Gross profit as a percentage of sales decreased from 46.7% in the quarter ended September 28, 1995 to 44.8% in the quarter ended September 28, 1996. Gross profit per case decreased $2.90 or 5.2%, from $55.58 in the quarter ended September 30, 1995 to $52.68 in the quarter ended September 28, 1996. The decrease in gross margin percentage resulted primarily from increased sales of higher priced wines which generally produce a lower gross margin percentage. Average gross profit per case decreased as a result of the decrease in the average selling price per case.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses decreased $406,000, or 11.3%, from $3,598,000 in the quarter ended September 30, 1995 to $3,192,000 in the quarter ended September 28, 1996, while decreasing as a percentage of sales from 51.6% in the quarter ended September 30, 1995 to 44.5% in the quarter ended September 28, 1996. The net decrease in selling, general and administrative expenses results from lower marketing expenses associated with mailing via third-class postage for house mailings and lower prospect mailing circulation, and lower delivery expense resulting from introduction of a shipping and handling charge on full case orders. These expense savings have been partially offset by increased payroll costs associated with additional personnel required to support existing sales levels.

Interest

     Interest expense increased $57,000, from $20,000 in the quarter ended September 30, 1995 to $77,000 in the quarter ended September 28, 1996, as a result of an increase in average borrowings under the Company's line of credit.

Three Quarter Periods Ended September 30, 1995 and September 28, 1996

Sales

     Sales increased $1,161,000 or 5.6%, from $20,870,000 in the three quarter period ended September 30, 1995 to $22,031,000 in the three quarter period ended September 28, 1996. The increase in sales from the prior year comparative period resulted primarily from an increase in sales derived from house mailings caused by a higher average case price which offset lower response rates. Sales decreased 3.0% in markets open longer than one year, and increased $1,800,000 in markets open one year or less. The net decline in sales in markets open greater than one year is primarily the result of lower response to house mailings in certain markets. The number of cases sold by the Company was unchanged from 186,000 in the three quarter period ended September 30, 1995. The average case price increased by $6.10 or 5.5%, from $109.98 in the three quarter period ended September 30, 1995 to $116.91 in the three quarter period ended September 28, 1996. The average case price increase resulted from price increases and, in general, increased sales of higher priced wines in comparison to the same fiscal period of 1995. The average number of cases purchased per customer increased from 2.14 in the three quarter period ended September 30, 1995 to 2.27 in the three quarter period ended September 28, 1996.

Gross Profit

     Gross profit increased $246,000 or 2.5%, from $9,761,000 in the three quarter period ended September 30, 1995 to $10,007,000 in the three quarter period ended September 28, 1996. Gross profit as a percentage of sales decreased from 46.8% in the three quarter period ended September 30, 1995 to 45.4% in the three quarter period ended September 28, 1996. Gross profit per case increased $1.32, or 2.5%, from $52.48 in the three quarter period ended September 30, 1995 to $53.80 in the three quarter period ended September 28, 1996. The decrease in gross margin percentage resulted primarily from increased sales of higher priced wines which generally produce a lower gross margin percentage. Average gross margin per case increased as a result of the increase in the average selling price per case net of increases in domestic wine costs.



Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased $1,136,000 or 12.5%, from $9,124,000 in the three quarter period ended September 30, 1995 to $10,260,000 in the three quarter period ended September 28, 1996, while increasing as a percentage of sales from 43.7% in the three quarter period ended September 30, 1995 to 46.6% in the three quarter period ended September 28, 1996. The net increase in selling, general and administrative expenses is attributable to increased payroll costs associated with additional personnel required to support existing sales levels, and increased operating costs associated with new markets opened in 1995, offset by lower marketing expenses associated with mailing third-class postage and lower prospect mailing circulation.


Interest

     Interest income of $45,000 was generated in the three quarter period ended September 30, 1995 as a result of invested cash and cash equivalents. Interest expense of $210,000 was incurred in the three quarter period ended September 28, 1996 as a result of net borrowings under the Company's line of credit.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Provision for Income Taxes

     The Company's provision (benefit) for income taxes for the three quarter period ended September 28, 1996 reflects a 40% effective income tax rate anticipated for the full year ended December 31, 1996. In the three quarter period ended September 30, 1995, the Company's effective income tax rate was 38% as a result of anticipated tax benefits from municipal bond interest income. During the three quarter period ended September 28, 1996, the Company recorded deferred income tax benefit of $184,000. Deferred income taxes as of September 28, 1996 relate to the tax benefit of the current year net operating loss and cumulative temporary differences between book and tax earnings which will reduce the Company's future tax obligations.

Liquidity and Capital Resources

     The Company's primary working capital needs include the cost of prospect mailings and other expenses associated with promoting increased sales volumes. As of September 28, 1996, the Company had cash and cash equivalents totaling $713,000. In addition, the Company has a credit facility with Bank of Boston comprised of a revolving discretionary demand line of credit in the maximum principal amount equal to the lesser of 50% of qualifying inventory or $5.0 million (the "Line of Credit"). The Line of Credit bears interest at the Bank of Boston's base rate (which approximates the prime rate) plus one-quarter percent, and is collateralized by substantially all of the assets of the Company. As of September 28, 1996, $3,005,863 was outstanding under the Line of Credit.

     During the three quarter period ended September 28, 1996, net cash of $523,785 was provided by operating activities, resulting principally from reductions of inventories and accounts payable.

     Net cash of $621,851 was used for investing activities, representing primarily investments in leasehold improvements and computer systems.

     At December 31, 1995 and September 28, 1996, the Company had working capital of $8,694,000 and $8,271,000, respectively. The decrease in working capital was primarily due increased investment in leasehold improvements and computer systems.

     The Company presently believes that cash flows from operations and current cash balances, together with the Line of Credit, will be sufficient to meet the Company's working capital and capital expenditure requirements for the foreseeable future.


Exchange Rates

     The Company often engages in currency-hedging activities related to firm commitments for the purchase of inventories in an effort to fix costs and manage the impact of exchange rate fluctuations. The Company has two foreign exchange lines of credit which allow the Company to enter into forward currency exchange contracts of up to $1,000,000 maturing on any one day. As of September 28, 1996, the Company had obligations in respect of forward currency exchange contracts totaling $917,602. These contracts will mature in the fourth quarter of 1996.

Certain Factors That May Affect  Future Operating Results

     The foregoing forward-looking statement involves risks and uncertainties. The Company's actual performance and results may differ materially due to many important factors, including, but not limited to, the highly regulated nature of the of the alcoholic beverage industry, the effectiveness of the Company's direct mail marketing campaigns, increases in postage and mailing rates, the Company's dependence on wine selection and sourcing, fluctuations in currency exchange rates and fluctuations in operating results due in part to competition, general economic conditions and the like. For a more comprehensive discussion of the risks associated with ownership of the Company's Common Stock, please refer to Exhibit 99 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

PART II. OTHER INFORMATION

Item 5.

On September 9, 1996, the Company named Jay L. Essa as President, Treasurer and Chief Executive Officer. Mr. Essa succeeded Company co-founder Phillip D. Wade. Mr. Wade will continue to serve as a director of the Company.

Item 6.

       (a)  Exhibits

                10.40 Lease agreement between the Company and Debra Campbell dated July 15, 1996.

                10.41 Lease agreement between the Company and Simon Champagne dated July 24, 1996.

                10.42 Employment letter agreement between the Company and Jay L. Essa dated September 9, 1996.

                27     Financial Data Schedule

       (b) No reports on Form 8-K were filed during the quarter ended September 28, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              GEERLINGS & WADE, INC.
                              (Registrant)



                              By: /s/ Jay L. Essa
                                  ---------------
                              Name: Jay L. Essa

                              Title: President and Chief Executive Officer




                              By: /s/ Peter F. McAree
                                  -------------------

                              Name: Peter F. McAree

                              Title: Vice-President and Chief Financial Officer





Dated:  November  12, 1996