Form 10-K
period 1996-12-31
GEERLINGS & WADE INC
filed 1997-03-31
CIK 922810

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (Fee Required)

                  For the fiscal year ended December 31, 1996

 [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (No Fee Required)

                   For the transition period from     to

                        COMMISSION FILE NUMBER 0-24048

                            GEERLINGS & WADE, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            MASSACHUSETTS                              04-2935863
   (STATE OR OTHER JURISDICTION OF        (IRS EMPLOYER IDENTIFICATION NUMBER)
   INCORPORATION OR ORGANIZATION)

      960 TURNPIKE STREET, CANTON,                     02021
             MASSACHUSETTS                           (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE
              OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 617-821-4152

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

        TITLE OF EACH CLASS       NAME OF EACH EXCHANGE ON WHICH REGISTERED
        -------------------       -----------------------------------------
   Common Stock, par value $0.01
    per share                         The Nasdaq National Market System

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of Common Stock of the registrant held by non-affiliates of the registrant was approximately $8,733,491 on March 21, 1997. For purposes of the foregoing sentence, the term "affiliate" includes each director and executive officer of the registrant.

      3,779,380 shares of Common Stock were outstanding at March 21, 1997

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the registrant's definitive Proxy Statement relating to the registrant's 1997 Annual Meeting of Stockholders ("Proxy Statement") to be filed pursuant to Regulation 14A are incorporated by reference in Part III of this Report.

                       EXHIBIT INDEX APPEARS ON PAGE  .
                              PAGE 1 OF   PAGES.


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

                          FORWARD LOOKING STATEMENTS

  This Annual Report contains forward-looking statements as defined under the Federal Securities Laws. Actual results could vary materially. Factors that could cause actual results to vary materially are described herein and in other documents. Readers should pay particular attention to the considerations described in the section of this report entitled "Management' Discussion and Analysis of Financial Condition and Results of Operations--Factors that May Affect Future Results." Readers should also carefully review the risk factors described in the other documents the Company files from time to time with the Securities and Exchange Commission.

ITEM 1: BUSINESS

GENERAL

  Geerlings & Wade, Inc. ("Geerlings & Wade" or the "Company") is a direct marketer of premium imported and domestic wines and wine- and cigar-related merchandise to individual consumers. Through frequent mailings to existing and potential new customers, the Company offers wines selected on the basis of their quality and price characteristics. The Company seeks to eliminate the "intimidation factor" in the consumer's wine purchasing decision by focusing on a relatively small number of wines and by providing information on their selection and enjoyment. The Company believes that it is developing a "Geerlings & Wade" image based on informative mailings, reliable wine recommendations, value-pricing, ease of ordering and convenient home delivery.

  The Company is required by law to operate licensed facilities or otherwise be permitted to sell wine to individual consumers in each state in which it operates. Geerlings & Wade opened its first licensed facility in Massachusetts in 1988. Since then, the Company has opened additional licensed facilities in Connecticut (June 1991), New York (September 1991), Illinois (November 1991), Florida (April 1993), California (May 1993), New Jersey (July 1993), Washington state (December 1994), Virginia (January 1995), Ohio (April 1995), Minnesota (July 1995), Colorado (August 1995) and Arizona (September 1995). The Company may ship wine to consumers in a limited number of additional states, but to date sales in such states have been relatively insignificant. The Company's active customers (customers who have made a purchase within the twelve preceding months) have increased from approximately 96,600 at December 31, 1995 to approximately 98,700 at December 31, 1996.

COMPANY STRATEGY

  The Company, as one of the leading direct marketers of premium wines and wine- and cigar-related merchandise, hopes to simplify the wine buying process, educate the wine consumer and develop a loyal and broad customer base. The key elements of the Company's strategy to achieve these objectives include:

  Source Quality Wines and Offer Value Pricing. Geerlings & Wade sources its imported wines directly from producers and negotiants in the countries of origin. The Company sources domestic wines through wholesale channels with domestic negotiants, certain wineries and wine producers. The Company selects those wines which perform well in blind comparative tastings. The Company promotes value in its selections by offering only those wines which the Company believes demonstrate a combination of superior quality and price characteristics. These sourcing and selection techniques, combined with its ability to purchase in large quantities and manage the consolidation and transportation of its directly-sourced products, enable Geerlings & Wade to offer premium wines at attractive prices.

  Facilitate Purchasing Decisions and Educate Consumers. Geerlings & Wade believes that many consumers who buy wine through traditional retail channels experience difficulty in their purchasing decisions, due to their limited personal knowledge of wine and the general lack of dependable advice at the point of purchase. The Company seeks to eliminate this "intimidation factor" and facilitate the wine buying process by focusing each offering on a relatively small number of wines that performed well in blind comparative tastings and offering the convenience of telephone ordering and home delivery. The Company continually provides its customers with information on various wines, growing regions and vintages, as well as recommendations on the selection, storage and enjoyment of wine. By educating its customers, the Company strives to give them greater confidence in their wine purchasing decisions.

  Enhance Productivity of Mailings. Geerlings & Wade seeks to improve the productivity of mailings to its existing customers by analyzing buying histories and tailoring the frequency and content of the Company's house mailings to increase sales and to improve cost efficiencies.

  Apply Computer Systems to Enhance Operations. Geerlings & Wade has developed and seeks to maintain customized computer systems to integrate all major aspects of the Company's business to promote operational efficiencies and provide better customer service. The Company's systems integrate order processing; inventory planning, ordering and management; customer list and circulation management and analysis; and accounting and management reporting.

  Expand in Existing Markets. Geerlings & Wade believes that it has penetrated its current markets to a limited extent and that significant opportunities exist to increase sales in these markets among both current and new customers. The Company seeks to increase sales among its current customers by a variety of means, including enhancing its customers' appreciation of wine through education, broadening the selection of wine and purchasing options offered and attempting to make wine buying more convenient and less intimidating. The Company seeks to acquire new customers within existing markets through improvements in the content, quality and circulation management of its prospect mailings, and through direct response print advertising and active encouragement of referrals from existing customers.

  Enter New Markets. Geerlings & Wade is licensed or otherwise authorized to sell wine to individual customers in twenty states comprising approximately 72% of the overall U.S. market for table wine. The Company plans to enter the Michigan market in the 2nd quarter. The State of Michigan, Liquor Control Commission issued an order granting the Company a retail license once certain conditions relating to the set up of the facility are met. The Company is currently evaluating opportunities to obtain licenses in additional states in order to serve a larger customer base, although no assurance can be given that it will be successful in obtaining any additional licenses. Those states representing markets with both high consumption of table wine and a large number of mail order prospects will be considered based on the Company's ability to overcome licensing and other regulatory obstacles to serve customers in such states.

COMPANY LITERATURE AND MAILINGS

  The Company sells wine to individual consumers primarily through targeted mailings. In addition to describing the distinguishing characteristics of the featured wines, each mailing contains general information intended to broaden the customer's knowledge of wines, wine producers and wine producing regions, along with the Company's tasting notes and ratings.

  The Company's tasting notes and ratings included with the mailing provide the consumer with detailed information on the subjective and objective qualities of each wine. The tasting notes describe each wine's most salient qualities, including color, bouquet and taste characteristics. In 1996, the Company changed its wine rating system from a 20-point scale to a 100-point scale and rates each wine it offers for overall quality and price characteristics. The 100-point scale mirrors other leading wine rating systems, and the Company believes our customers are more comfortable with the 100-point system.

  Geerlings & Wade distributes two types of promotional wine mailings: "house mailings" to its file of active customers and qualified leads and "prospect mailings" to rented mailing lists.

  House Mailings. Geerlings & Wade distributes house mailings to buyers (those persons who have made a purchase) and qualified leads (those persons who have indicated an interest in being placed on the Company's mailing list but who have not yet purchased). The number and timing of house mailings to any individual is determined based upon the Company's circulation management systems, which are designed to optimize the return on the cost of house mailings. The Company further tailors the frequency and content of each house mailing and the wines featured to the particular market served. In addition to information on the featured wines, each mailing includes a personalized letter, an order form and a business reply envelope. In 1996, the Company sent approximately 2,694,000 house mailings.

  The Company generally uses two types of house mailings:

    "Brochure Mailings" include a four-page brochure which highlights one or two selected wines from a specific region. These brochures contain detailed descriptions of the wines being offered, include information on the growing region from which they were produced, the vintage and the background of the producer and the results of the tastings from which the featured wines were selected. In addition to the featured wines, these brochures offer a number of additional selections, along with tasting notes and ratings for these wines.

    "Odds and Ends Mailings" offer remaining quantities of previously featured wines or new wines available in limited quantities. In contrast to the other mailings, these mailings typically offer thirty or more wines and highlight the limited quantity of remaining cases and may include an insert describing especially limited quantity "Telephone Order Only" wines. These mailings expressly encourage customers to take advantage of what may be their last opportunity to purchase certain wines they may have previously purchased. "Odds and Ends" mailings have tended to be among the most popular because they offer customers the opportunity to purchase wines they may have previously enjoyed.

  Prospect Mailings. The Company's primary method of acquiring new customers is its prospect mailing program. A typical prospect mailing explains the Company's selling concept, describes the particular wine being offered and contains an order form to buy the wine. Excerpts from articles about the Company are typically included. Names are obtained through the rental of lists which are screened with a demographic profile consistent with the Company's existing customers. The Company generally offers prospective customers a 6- or 12- bottle purchasing options.

  Production. All Geerlings & Wade wine mailings are created and designed in-house on a desktop publishing system. The in-house creation and design of house and prospect mailings allows flexibility for editorial changes and results in significant cost and time savings. Fulfillment (collating, folding, inserting and mailing) is performed commercially. During 1996, the Company outsourced print production of its mailings to commercial printers utilizing advanced printing technologies. Mailings generally include a personalized letter, the offering brochure, an order form and a return envelope.

  Catalog. During 1996, Geerlings & Wade mailed a full color, thirty-six page Holiday Collection Catalog featuring wine- and cigar-related merchandise and other products intended to compliment the Company's wine offerings. The Company mailed the catalog to both prospective and existing customers. In 1997 the Company's intends to develop a spring and a fall catalog. The Company believes there is an opportunity to enhance sales to existing customers and expand its customer file through catalog mailings.

MERCHANDISING

  Geerlings & Wade offers its customers premium imported and domestic wines. Imported wines are sourced primarily from France, Italy, Australia and Chile. The Company's domestic wines are sourced primarily from California, many of which are sold under private labels, including the Company's own brands: Glass Ridge, J. Krant Cellars, Hamilton Estates, Alazar Winery & Vineyards, Amsbury Winery, Bryan Woods Winery, Devina Estates, Foxtail Vineyards & Winery, Domaine Paul, Jack Canyon Cellars, Lapis Lazuli Winery & Vineyards, Marc Cellars, Mariel Winery, Mira Luna, Mischler Estates, Penstemon, Red Brick Cellars, Rock Rabbit, Rose

Valley, San Valencia Winery and St. Carolyne Winery. In 1997, the Company intends to promote its best-selling brands and build a long term, merchandising program that builds brand equity for these brands. By reinforcing brand recognition vintage after vintage with quality wines, the Company should encourage a strong demand for these brands among its customers and generate strong sales growth for these brands.

  The wines offered by the Company to its customers are determined based on consumption patterns and the Company's prior experience with a particular type of wine. In 1996, approximately 64% of the cases sold by the Company were imported wines and 36% were domestic. The Company's wines are generally sold within the price range of $69 to $1,000 per case, with average case prices of approximately $110 in 1996.

WINE SOURCING AND PURCHASING

  The Company sources imported and domestic wines through a network of producers, negotiants (those persons who serve as intermediaries or agents to producers in the purchasing process), importers and wholesalers. In 1996, the Company sourced the vast majority of the cases it sold directly from producers or negotiants.

  The Company's sourcing methods differ from typical sourcing methods of traditional wine retailers. The Company's sourcing techniques are more typical of a wholesaler/importer, which actively searches for and identifies wines from producers or negotiants. With its active role in the sourcing decision, the Company makes its own determination as to the quality and price characteristics of the wine it sells, and thereby is assured of its ability to offer to its customers wines of quality and value. Following selection and sourcing, both domestic and imported wines are purchased from appropriately licensed businesses located in each state where the Company maintains licensed facilities.

  The Company generally selects its wines several months in advance of offering them for sale in order to coordinate availability, shipping and promotional mailing schedules. The Company selects most of these wines based on blind comparative tastings of samples judged on overall quality and price characteristics. The Company often tastes over fifty wines prior to making a featured selection and currently rates each wine on a 100-point scale.

  Sourcing Imported Wines. In 1996, the vast majority of imported wines sold by the Company were sourced directly in the countries of origin. The Company presently utilizes consultants for sourcing certain imported wines. European wines are purchased utilizing the services of Mr. Peter van Hoof, a consultant to the Company, who visits European growers and negotiants and administers blind comparative tastings from his office in Rotterdam, The Netherlands. The tastings are performed by panels which include wine connoisseurs as well as less sophisticated wine consumers who rate each wine. Mr. van Hoof negotiates the price of imported wines and forwards samples of the top three wines for each category to Mr. Michael McCann, the Company's Wine Director. Mr. McCann then selects from these finalists which wine to offer to our customers by blind tasting these finalists against comparable wines offered nationally.

  Sourcing Domestic Wines. In 1996, the vast majority of the Company's domestic wines were sourced through wholesale channels with domestic negotiants, certain wineries and wine producers. The Company sources many wines through its primary domestic negotiant, Codera Wine Group, Inc. ("Codera") of Emeryville, California. Codera sources wine in the United States from many high quality producers. Codera continuously reviews wines at various stages of production and forwards selected samples to the Company. After the Company has selected a particular wine from among the samples forwarded by Codera, Codera coordinates finish vinification and bottling of the wine under a number of private labels, including the Company's own brands. In addition, Codera has occasionally identified branded products for purchase by the Company.

  The Company also occasionally sources wines directly from various California wineries. As a volume purchaser, the Company is frequently approached directly by wineries and wine producers with offers to purchase wine lots of various sizes. These wines are reviewed based on the same quality and price characteristics as other wines sourced by the Company.

  Wines Sourced by Others. Geerlings & Wade also purchases non-proprietary wines which have been sourced independently of the Company. Due to the Company's ability to purchase in large quantities, the Company is frequently approached by importers and wholesalers. Wines forwarded to the Company are reviewed according to the same quality and price standards as other wines sourced by the Company. The Company believes by maintaining these relationships with quality wine suppliers, it can enhance its opportunity of uncovering the best wines at the best prices.

INFORMATION SYSTEMS AND TECHNOLOGY

  Information systems are central to all phases of the Company's business. The Company has developed and seeks to maintain computer-based systems to integrate all major aspects of the Company's business, including order processing, inventory planning and management, customer list and circulation management and analysis, and management reporting. The Company's system was developed in-house and is based on client-server software purchased by the Company. During 1996, the Company commenced a significant upgrading of its computer system which will continue into and through 1997. The main focus of the upgrade is the implementation of Renaissance Direct, a new integrated, direct marketing software package, and supporting hardware and software upgrades. To accomplish this software conversion, Geerlings & Wade will also need to invest in upgrades to existing hardware and software. The Company expects that new software will form a better foundation for existing programs and enable the Company to pursue database marketing initiatives that would not have been previously attainable.

  The Company's customized order processing system integrates order entry with each of the Company's licensed facilities and provides the on-line, real-time information processing capabilities necessary for prompt delivery to customers and resolution of customer service issues. The system allows telephone orders to be captured on-line and mail orders to be efficiently processed. The names and addresses of individuals who have responded to mailings by ordering or by requesting that they be placed on the Company's mailing list are entered in the Company's database and assigned an "import number" which appears on all customer correspondence and is used to track account activity. The system provides the Company's customer service representatives access to an array of product and customer information during the order processing. The Company believes the customer information provided by the system, including tasting notes, purchasing and billing histories, delivery instructions and prospective shipping dates, enhances the quality of service to its customers. The Company expects that the new Renaissance Direct will enhance the system's capabilities including the Company's ability to introduce outbound telemarketing and continuity programs.

  The Company's system provides real-time inventory management. The Company maintains access to running totals of case sales by market, warehouse inventory, incoming product consolidation and transportation and outgoing delivery logs, all designed to arrange for prompt delivery to customers. Regulatory requirements have been incorporated into the software to allow the Company to manage inventory centrally for each of its licensed facilities.

  The Company continually updates its database of customer names and purchasing histories in order to maximize the productivity of house and prospect mailings. The system's database provides the Company with a flexible system that offers highly sophisticated data manipulation which enables the Company to target marketing programs to specific segments of its customer base. The system also provides extensive reporting capabilities which allow the Company to evaluate the effectiveness of its mailings and assist the Company in its business planning. The Company plans to test LifeTime, a new software package developed Mr. Huib Geerlings, which dynamically segments customers based on their purchasing histories. With this analysis, the Company would contact customers based on their most recent purchasing patterns with special offers through mailings and/or telemarketing.

  The Company's computerized telephone system allows the Company to monitor the volume of incoming calls, monitor customer service representatives and record other useful information. The system is fully expandable, permitting the Company to add lines as necessary to increase its customer service capabilities.

MARKETING

  The goal of the Company's marketing program is to expand and improve the Company's customer base and establish and maintain customer loyalty through informative marketing literature. The Company monitors its progress in attaining this goal by tracking new customer accounts and customer retention statistics. In 1996, the number of new customers added to the Company's mailing list was 47,500, as compared to 60,400 in 1995 and 40,800 in 1994.

  The Company's ongoing marketing programs are designed to generate information concerning existing and new customers and customer groups. This information is incorporated into the Company's database and is used to target and acquire new buyers, increase the average order value and average order size of customer purchases and enhance the Company's customer service capabilities.

  In addition to its present direct mail formats, the Company plans to test alternative channels of direct marketing to enhance sales and increase its customer base. These alternatives include: an Internet web-site with on-line ordering, a wine continuity program, in which customers receive monthly deliveries of 2 bottles of wine or bi-monthly deliveries of 6 bottles of wine, and a corporate affinity programs in which the Company co-markets with corporate partners such as airlines or hotel franchises. There can be no assurance that these marketing channels, if implemented, will have a favorable impact on operations.

  Membership. To increase customer loyalty, Geerlings & Wade offers customers the opportunity to purchase one- and three-year memberships. The Company offers memberships in each state in which it operates, with the exceptions of Connecticut and Ohio. Members are given a personalized membership card, assured of being maintained on the mailing list, and, except in Massachusetts, realize savings on each case of wine purchased during the term of the membership. In order to comply with regulatory restrictions in Massachusetts, the Company charges its non-members for delivery and offers its members free delivery of their 12-bottle case purchases. The membership program has from time to time generated regulatory scrutiny, and there can be no assurance that the Company will be able to continue its membership programs in their current forms in existing jurisdictions or that jurisdictions in which the Company may become licensed in the future will allow the sale of memberships. As of December 31, 1996, the Company had approximately 35,300 members, constituting approximately 35% of its active customer base.

CUSTOMER SERVICE

  The Company receives orders by mail, telephone (1-800-782-WINE) and by fax (1-800-FAX-8466) for processing and transmittal to the appropriate Company facility seven days a week. The Company's customer service representatives assist customers in purchasing decisions, process product orders and respond to customer inquiries on wine information, pricing and availability. The customer service group responds to approximately 1,000 telephone calls each day on average. Through the Company's on-line systems, customer service representatives can quickly access a customer's complete history, including all prior purchases, payment and delivery information. When processing orders, customer service representatives have complete listings of all available products, as well as tasting notes and ratings. When the offices of the Company are closed, customers may leave orders in a voice messaging system. The Company accepts the return of unopened bottles from dissatisfied customers and will credit a customer for all returns. Returns and credits were approximately two percent of net sales for each of the last three years.

COMPETITION

  The retail wine business is highly competitive. The Company competes with supermarkets, wine specialty stores, retail liquor stores, wine merchants which advertise delivery of product in specialty publications and an increasingly larger number of companies specializing in direct marketing of wine at retail, including companies which are presently marketing on the Internet. Many of these competitors have significantly greater resources than the Company and have access to branded products not offered by the Company.

  The Company believes that by providing a high level of service coupled with attractive prices, the ability to source wines directly from producers and the convenience of direct delivery it can achieve a competitive advantage over supermarkets, retail liquor stores, wine specialty stores and other wine merchants. The Company believes that it has achieved a competitive advantage over current direct delivery or direct marketing competitors and potential new entrants by successfully obtaining retail licenses in each of its markets, by being an early entrant in many of its markets, by exploiting computer technology in the management of its operations and its direct marketing programs and by creating a loyal customer base of repeat buyers. However, there can be no assurance that the Company will be able to continue to compete effectively against existing competitors or new competitors that may enter the market in the future.

COMPANY OPERATIONS WITHIN REGULATORY FRAMEWORK

  Regulatory Framework. The alcoholic beverage industry is highly regulated. Extensive and complex regulation at the federal and state levels have resulted in what is known as the "three tier licensing system." At the first tier are manufacturers and importers which are licensed to sell to the second tier, wholesalers. Wholesalers in turn supply the third tier, retailers, which ultimately sell to the public. Each tier is subject to various restrictions on its activities. In virtually all states, retailers are granted a license which enables them to sell products solely to consumers within that state. A small number of states allow interstate sales to those states having reciprocal licensing arrangements (for example, a retailer may ship from California to Oregon, Idaho and New Mexico). In addition, regulatory restrictions prohibit a retailer with licensed facilities in multiple states from transferring inventories between its own facilities. In order to acquire and maintain a retail license to sell within a particular state, a retailer must have a physical presence (for example, own or lease a warehouse or other licensed facility) in that state. A direct marketer is further limited in its ability to sell alcoholic beverages by restrictions imposed by various state laws on the method of delivery to consumers. For example, United Parcel Service (UPS) is not licensed to provide intrastate delivery of alcoholic beverages sold by the Company in Massachusetts, New Jersey or Colorado, and many Southern states, including Alabama, Louisiana, South Carolina, Tennessee and Georgia prohibit the retail delivery of alcoholic beverages altogether.

  Company Licensing and Regulatory Matters. The Company holds retail licenses in the thirteen states where it maintains licensed facilities. The Company is also permitted, from its California or Illinois facilities, to sell and ship to consumers in Oregon, Idaho, New Mexico, Missouri, and West Virginia under these states' "reciprocal shipment" laws. In addition, without obtaining additional licenses, the Company is permitted to sell and/or ship to consumers in Iowa and Nebraska. Sales to consumers in Missouri and West Virginia to date have been relatively insignificant because of regulatory restrictions asserted against direct marketing and consumer advertising in those states.

  Most of the states where the Company is licensed have legal barriers against the Company also engaging in licensed wholesaler activities in such state. As such, the Company holds only retail licenses. All domestic and imported inventories are delivered by independent licensed wholesalers directly to each of the Company's licensed facilities. Because of the relatively unique nature of the Company's mail order operations within this regulatory framework, the Company occasionally receives inquiries from state regulators regarding its business practices. To date such inquiries made during 1996 have not resulted in any actions by any such regulators that would have a material effect on the Company's business. The Company believes that it is in compliance in all material respects with all applicable licensing and other governmental regulations and that any failure in the past to comply with such regulations has not had, and is not expected to have, a material adverse impact on the Company's business.

  Customer Order Processing and Delivery. All customer orders are processed centrally and forwarded to an appropriate licensed facility for acceptance and fulfillment. The Company has developed extensive proprietary software to manage the process of ordering, consolidating, transporting and accounting for its inventory. Through computer software and systems, the Company has real-time access to running totals of case sales by state, warehouse inventory, incoming product consolidation and transportation and outgoing deliveries, all designed to arrange for prompt delivery of wine to customers. The Company's software also ensures that customer orders are processed for acceptance by the proper licensed facility.

  The Company's facilities maintain regular hours and sales are made to walk-in customers. However, most of the Company's sales are made through home or office delivery. The Company ships wine directly to a customer from its licensed facility located in the state in which the customer resides (except with respect to those states to which the Company is authorized to ship from its California or Illinois facilities). An adult's signature is required for deliveries in all states.

  In Colorado, Massachusetts, and New Jersey, where UPS or other delivery companies are not licensed to provide delivery of alcoholic beverages for retailers, the Company uses its own licensed vehicles and delivery personnel to make deliveries. The Company coordinates these deliveries from its Massachusetts headquarters, placing each order as it is received into a delivery route. The Company has established delivery routes covering each state and, depending on the frequency and concentration of orders, completes each route at least once a week. In certain circumstances, if a customer requires more prompt delivery, the order will be placed in an alternate route for delivery on an earlier day. Pickup of returns is performed by the drivers in the course of their normal routes.

  In New York, Connecticut, Illinois, Florida, California, Washington, Virginia, Ohio, Oregon, Idaho, New Mexico, Nebraska, Iowa, Missouri and West Virginia, the Company uses UPS to make deliveries, and in Arizona and Minnesota uses licensed delivery companies to make deliveries. Orders from customers in the states in which UPS or these other delivery companies is permitted to ship wine are transmitted on the day they are received to the appropriate licensed facility. Orders are packed into specially designed shipping containers and picked up by the delivery company daily. Most of these orders are shipped within 48 hours of receipt. Returns are picked up by the delivery company pursuant to issuance of a delivery company call tag request by a Company customer service representative and returned to the appropriate licensed facility.

SALES OR USE TAX

  The Company presently collects sales tax in each of the states in which it holds licenses which apply a sales tax to the sale of wine and wine and cigar accessories. These states are Arizona, California, Colorado, Connecticut, Florida, Illinois, Minnesota, New York, New Jersey, Ohio, Virginia, and Washington. Massachusetts does not impose sales tax on wine but does so on wine accessories. Since 1993, the Company has shipped wine to Oregon, Idaho, New Mexico, Missouri and West Virginia without collecting a sales or use tax or notifying consumers that a use tax payment may be required. Various states have attempted to impose on direct marketers the burden of collecting use taxes on the sale of products shipped to state residents. In 1992, the United States Supreme Court affirmed that it is unconstitutional for a state to impose use tax collection obligations on an out-of-state mail order company whose only contacts with the state are the distribution of advertising materials through the mail and subsequent delivery of purchased goods by parcel post and interstate common carriers. However, this decision acknowledged that Congress has the authority to enact legislation authorizing states to impose such obligations. On March 3, 1995, legislation was introduced in the United States Senate which would authorize collection of certain state and local taxes with respect to mail order sales, delivery and use of tangible personal property. The Company cannot predict whether or when this legislation will be enacted. Given the Company's ability to collect sales tax in the jurisdictions indicated above, the Company does not believe the collection of use taxes would present an undue burden upon the Company in the event that it were determined that the Company was obligated to collect such taxes, and would have no significant impact on the administrative expenses of the Company or the prices charged to customers.

TRADEMARKS

  The following are registered (R) trademarks of the Company: Geerlings & Wade Personal Wine Service, Geerlings & Wade Personal Wine Importers, J. Krant Cellars, Alazar Winery, Amsbury Winery, Lapis Lazuli Winery & Vineyards, St. Carolyne Winery, San Valencia Winery, Mariel Winery, Jack Canyon Cellars, Bryan

Woods Winery, Mischler Estates, Hamilton Estates, Devina Estates, Domaine Paul, International Beer and Ale Society and Glass Ridge. The Company has filed trademark applications with the United States Patent and Trademark Office for the following names: Red Brick Cellars, Mira Luna, and For the Love of Wine. The Company believes that its trademarks have significant value and are an important factor in the marketing of its products and the development of house brands.

EMPLOYEES

  As of March 21, 1997, the Company employed a total of 78 individuals on a full-time basis. The Company also uses part time employees on a regular basis at each of its licensed facilities and at its corporate headquarters. For example, in December 1996, one of the Company's peak sales periods, the ratio of full time to part time employees was 11 to 1.

ITEM 2: PROPERTIES

  As of March 21, 1997, Geerlings & Wade operated thirteen licensed facilities. All of these facilities are leased, with the exception of the Company's California facility, which is situated in a public warehouse. Each facility is centrally located with easy access to major routes for delivery efficiencies. The Company executed a lease for a Michigan facility on January 24, 1997. The State of Michigan Liquor Control Commission has issued an order granting the Company a retail liquor license subject to certain conditions.

                                       APPROXIMATE
 FACILITY                               LOCATION     SQUARE FOOTAGE EXPIRATION
 --------                            --------------- -------------- ----------
Executive offices, customer service
 and licensed facility.............. Canton, MA          32,000        2000
Licensed facility................... Carmel, NY          10,000        2000
Licensed facility................... Somers, CT           4,500        2001
Licensed facility................... Waukegan, IL         9,600        2001
Licensed facility................... Tampa, FL           10,000        2000
Licensed facility................... South River, NJ      4,000        1996
Licensed facility (public
 warehouse)......................... San Jose, CA            *           *
Licensed facility................... Kent, WA             5,000        1997
Licensed facility................... Chantilly, VA        4,800        1999
Licensed facility................... Miamisburg, OH       5,900        1997
Licensed facility................... Denver, CO           6,800        1998
Licensed facility................... Tempe, AZ            6,600        1998
Licensed facility................... Bloomington, MN      4,700        1998
License pending..................... Ann Arbor, MI        5,300        1999

* The public warehouse facility provides the Company with storage space on an as-needed basis. The Company's agreement with the public warehouse may be terminated by the public warehouse on 120-day notice.

  The Company believes that its facilities are adequate for its current needs and that suitable additional space will be available as needed.

ITEM 3: LEGAL PROCEEDINGS

  In the ordinary course of business, the Company normally both asserts claims and defends claims asserted by others against it. The Company believes that its obligations, if any, with respect to all of such claims would have no material adverse effect on the financial position of the Company.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's Common Stock is quoted on the NASDAQ National Market System ("NASDAQ/NMS") under the symbol "GEER". The following table sets forth, for the periods indicated, the high and low per share sales prices for the Common Stock as reported on the NASDAQ/NMS.

                                                           1995         1996
                                                       ------------- -----------
                                                        HIGH   LOW   HIGH   LOW
                                                       ------ ------ ----- -----
     First Quarter.................................... 17 3/4 11 1/4 7 1/8 3 3/4
     Second Quarter................................... 17 1/2 14     6     3 3/4
     Third Quarter.................................... 12 1/4  8     7     3 1/2
     Fourth Quarter...................................  9 1/2  4     7 1/4 4

  As of March 21, 1997, there were approximately 132 holders of record of the Company's Common Stock.

  The Company's capital stock consists of 10,000,000 authorized shares of common stock, par value $.01 per share, of which, as of March 21, 1997, 3,779,380 shares were issued and outstanding; and 1,000,000 authorized shares of preferred stock, par value $.01 per share, of which, as of March 21, 1997, no such shares were issued and outstanding.

  The Company has never declared a cash dividend on its Common Stock. The Board of Directors of the Company has no present intention to pay dividends on Common Stock and does not anticipate doing so within the next several years. It is the present policy of the Company to retain earnings, if any, to provide for growth and working capital needs.

ITEM 6: SELECTED FINANCIAL DATA

  The following selected financial data is qualified by reference to, and should be read in conjunction with, the financial statements, including the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

                                            YEARS ENDED DECEMBER 31,
                                     -----------------------------------------
                                      1992    1993     1994    1995     1996
                                     ------  -------  ------- -------  -------
                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF INCOME DATA:
Sales..............................  $6,429  $12,428  $20,292 $29,718  $31,501
Cost of sales......................   3,511    6,898   10,780  16,138   17,188
                                     ------  -------  ------- -------  -------
Gross profit.......................   2,918    5,530    9,512  13,580   14,313
Selling, general and administrative
 expenses..........................   2,637    4,954    7,849  14,690   14,427
                                     ------  -------  ------- -------  -------
Income (loss) from operations......     281      576    1,663  (1,110)    (113)
Interest income (expense), net.....     (12)     (35)      36     (37)    (257)
Income (loss) before income taxes..     269      541    1,699  (1,147)    (370)
Provision (benefit) for income
 taxes.............................      30       50      403    (470)    (152)
                                     ------  -------  ------- -------  -------
Net income (loss)..................  $  239  $   491  $ 1,296   ($677)   ($218)
                                     ======  =======  ======= =======  =======
PRO FORMA STATEMENTS OF INCOME
 DATA(1):
Income loss before taxes, as
 reported..........................          $   541  $ 1,699 ($1,147)   ($370)
Provision (benefit) for income
 taxes.............................              216      636    (470)    (152)
                                     ------  -------  ------- -------  -------
Net income (loss)..................          $   325  $ 1,063   ($677)   ($218)
                                     ------  -------  ------- -------  -------
Net income (loss) per share........          $  0.13  $  0.34  ($0.18)  ($0.06)
                                     ======  =======  ======= =======  =======
Weighted average number of shares
 outstanding.......................            2,475    3,156   3,755    3,776

                                                      DECEMBER 31,
                                          -------------------------------------
                                           1992   1993   1994    1995    1996
                                          ------ ------ ------- ------- -------
                                                     (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital.......................... $  215 $1,207 $ 9,666 $ 8,694 $ 8,045
Total assets.............................  1,959  4,766  13,529  16,717  12,952
Long-term debt, less current portion.....      5    940     --      --      --
Total stockholders' equity...............    359    546  10,060   9,733   9,526

--------
(1) Net income and net income per share is reported on a pro forma basis for 1994 and 1993 to reflect what comparative results would have been had the Company been taxed as a C corporation for the entirety of 1994 and 1993. Results for 1995 and 1996 are reported on an actual basis.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

  Geerlings & Wade is a direct marketer of premium, imported and domestic wines and wine-and cigar- related merchandise to individual consumers. In 1996, sales increased $1,783,000, or 6% over sales of $29,718,000 in 1995. The increase in revenues did not meet the Company's expectation. Revenue expectations were not met due to several of the Company's mailings yielding lower than anticipated response rates, together with lower retention rates among customers who made initial purchases in 1995. Notwithstanding the increase in sales, the Company incurred an operating loss of $113,000 since selling, general and administrative expenses were reduced in 1996 by only $263,000 from $14,690,000 in 1995 to $14,427,000 in 1996. The Company reduced marketing costs in 1996, but invested in personnel to better market our products, improve the sourcing of quality wines and improve customer service. The Company operates from 13 licensed facilities in separate states to comply with alcohol laws and regulations. Having these separate locations creates inordinately high, fixed operating costs. The Company continuously looks to lower these fixed costs and manage variable costs to improve operating margins.

  The Company opened its first licensed facility in 1988, three additional licensed facilities in each of 1991 and 1993, one facility in 1994 and five facilities in 1995. From these 13 facilities, the Company is able to serve customers in twenty states. The Company considers each area served by a licensed facility to be a separate market. The Company intends to open a facility in Michigan and begin operations in that state in the second quarter of 1997. The Company is also exploring the possibility of selling wine and wine-related products outside of the United States through direct marketing channels. To find ways to increase revenues, the Company plans to test various marketing programs, including subscription and continuity plans, corporate affinity marketing programs and outbound telemarketing programs.

  The Company's revenues are derived from the sale of wine, wine- and cigar-related accessories and memberships. Sales from memberships and wine- and cigar-related accessories were approximately 4% of overall revenues in 1996. The Company's sales growth reflects increased comparative sales for all states ("markets") that were opened during 1994 and 1995 and Florida and Illinois which were opened in 1993 and 1992, respectively. Comparative sales in Florida and Illinois increased by 5% and 6%, respectively in 1996, while comparative sales in Washington, opened in 1994, increased by 15% in 1996. The combined comparative sales for Massachusetts, Connecticut, New York, California and New Jersey decreased by 3.8% for 1996. The Company believes that the decrease of comparative sales in these markets was the result of marketing programs which encouraged one-time purchases from new customers and from poor response rates from untested mailings in the fourth quarter of 1996.

  The following table sets forth total sales by market for the periods indicated:

                                              YEARS ENDED DECEMBER 31,
                                    -------------------------------------------
                                     1992     1993     1994     1995     1996
                MARKET              ------- -------- -------- -------- --------
                                                  (IN THOUSANDS)
   Massachusetts................... $ 2,759 $  3,916 $  4,746 $  5,970 $  5,685
   Connecticut.....................   1,198    1,628    2,010    2,246    2,186
   New York........................   1,881    3,176    4,469    5,297    5,078
   Illinois(1).....................     591      891    1,603    2,418    2,563
   Florida.........................              888    1,941    2,679    2,810
   California(1)...................            1,050    2,707    3,541    3,466
   New Jersey......................              879    2,742    3,795    3,637
   Washington (December 1994)......                        74      884    1,017
   Virginia (January 1995).........                              1,398    1,707
   Ohio (April 1995)...............                              1,123    2,017
   Minnesota (July 1995)...........                                134      338
   Colorado (July 1995)............                                151      566
   Arizona (September 1995)........                                 82      431
                                    ------- -------- -------- -------- --------
     Totals........................ $ 6,429 $ 12,428 $ 20,292 $ 29,718 $ 31,501
                                    ======= ======== ======== ======== ========

--------
(1) Includes authorized sales into additional states.

  The Company believes that as customers develop trust in the Company's ability to select and deliver quality wines at attractive prices they tend to make more wine purchases from the Company, including more expensive selections. In general, the Company sells its more expensive wines at a lower gross margin percentage than its less expensive wines. Consequently, the Company's gross profit as a percentage of sales diminishes if the average price point of the Company's product mix increases. The Company seeks to manage its gross profit through management of the average price point of its wines and overall product mix. The Company expects that its gross profit as a percentage of sales will continue to fluctuate depending upon the average price point of its product mix in each period, which in turn will be affected by the number of new customers generated by prospect mailings and other marketing programs under development.

  The Company sends approximately twenty house mailings per year, twenty-two in 1996, to each of its active customers, and consequently, the annual cost per customer of its house mailings is relatively fixed. The Company believes that the tendency of its customers to increase the size and frequency of their wine purchases over time has contributed to an increase in revenues. Consequently, the Company believes that the operating profit margin on house mailings to repeat customers has increased over time.

  In 1996, the Company sold its wine in quantities of 3, 6 and 12 bottles, and allowed customers to select a mix of any wines available in stock. In the fall of 1996, the Company decided to discontinue 3-bottle purchases due to the high cost of fulfilling each order measured as a percentage of sales. However, the Company intends to continue to offer 2- or 3- bottle shipments as part of kits (gift packages) offered in its catalogs or as part of the subscription or continuity programs to be established in 1997 where the ability to pre-package shipments affords operating efficiencies that warrant promoting these types of offers. The Company uses the term "case" as an operating characteristic to describe any twelve bottle equivalent unit.

RESULTS OF OPERATIONS

  For the periods indicated, the following table sets forth as a percentage of total sales certain items reflected in the Company's pro forma statements of income:

                                              YEARS ENDED DECEMBER 31,
                                            ---------------------------------
                                            1992   1993   1994   1995   1996
                                            -----  -----  -----  -----  -----
   Sales................................... 100.0% 100.0% 100.0% 100.0% 100.0%
   Cost of sales...........................  54.6   55.5   53.1   54.3   54.6
   Gross profit............................  45.4   44.5   46.9   45.7   45.4
   Selling, general and administrative
    expenses...............................  41.0   39.9   38.7   49.4   45.8
   Income (loss) from operations...........   4.4    4.6    8.2   (3.7)  (0.4)
   Interest (expense) income, net..........  (0.2)  (0.3)   0.2   (0.2)  (0.8)
   Income (loss) before income taxes.......   4.2    4.3    8.4   (3.9)  (1.2)
   Provision (benefit) for income taxes....   0.5    0.4    2.0   (1.6)  (0.5)
   Net income (loss).......................   3.7    3.9    6.4   (2.3)  (0.7)
   Pro forma income before taxes...........   --     4.3    8.4    --     --
   Pro forma income taxes..................   --     1.7    3.1    --     --
   Pro forma net income....................   --     2.6    5.3    --     --

YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

SALES

  Sales increased $1,783,000 or 6%, from $29,718,000 in 1995 to $31,501,000 in
1996. This net increase was the combination of a 1% sales decline for markets opened prior to 1995 and a 75% increase for markets opened during 1995. There were no new markets in 1996. Included in the 6% overall sales increase in 1996 was $868,000 of sales generated from the Company's 1996 Holiday Catalog. The 1996 Holiday Catalog sales increased 81% over 1995 Holiday Catalog sales of $480,000. Sales increased $9,426,000 or 46%, from $20,292,000 in 1994 to
$29,718,000 in 1995. This increase was attributable to a 28% increase in sales generated in markets opened prior to 1994 and sales in new markets, including one new market in 1994 and five new markets in 1995.

  The number of cases sold by the Company increased by 24,747, or 10%, to 278,247 in 1996 from 253,500 in 1995, and by 72,300, or 40%, from 181,200 in
1994. The average case price for cases sold by the Company decreased from $113.04 in 1995 to $110.19 in 1996, a 2.5% decrease. This average price decrease was primarily due to price variations in the product mix sold. The product mix moved toward lower priced product and some discounted product to reduce inventory in 1996. The average case price for cases sold by the Company increased from $109.60 in 1994 to $113.04 in 1995, a 3% increase. This average price increase was primarily due to price increases instituted in 1995 to offset higher wine costs. The average number of cases purchased per year increased from 2.64 in 1995 to 2.89 in 1996. This increase was attributable, in part, to higher circulation of the house mailings which have higher average orders than acquisition mailings and by the discontinuance of sales of 3-bottle shipments in the fall of 1996. The average number of cases purchased per customer decreased from 2.82 in 1994 to 2.64 in 1995. This decrease was primarily due to the introduction of 3- and 6- bottle cases.

GROSS PROFIT

  In 1996, gross profit increased $733,000, or 5%, from $13,580,000 in 1995 to $14,313,000 in 1996, while decreasing as a percentage of sales from 45.7% in 1995 to 45.4% in 1996. This decrease in gross profit as a percentage of sales resulted from higher wine costs and discounting of certain prices to reduce inventory of certain products. Gross profit increased $4,067,000 or 43%, from $9,512,000 in 1994 to $13,580,000 in 1995, while decreasing as a percentage of sales from 46.9% in 1994 to 45.7% in 1995. This decrease in gross profit as a percentage of sales resulted from higher imported wine costs due to unfavorable foreign exchange rates and from higher domestic costs for wine. Gross profit per case was $51.44 in 1996, a decrease of $2.13 per case from the $53.57 in 1995. Gross profit per case increased 1% in 1995 from 1994 when the gross profit per case was $53.00.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

  Selling, general and administrative expenses decreased by $263,000, or 2%, from $14,690,000 in 1995 to $14,427,000 in 1996, while decreasing as a percentage of sales from 49.4% in 1995 to 45.8% in 1996. The net decrease in selling, general, and administrative expenses was primarily attributable to the combination of a significant reduction in the number of acquisition mailings and the increases in costs associated with additional personnel hired to support marketing, operations and the Holiday Catalog. The Company also incurred higher depreciation costs related to investments made in 1995 and 1996. Delivery expenses were reduced in 1996 by instituting less expensive packaging and by introducing a shipping and handling charge of $3.95 for 3-, 6- and 12- bottle cases beginning in April 1996. Selling, general and administrative costs increased as a percentage of sales in 1995 due to substantial increases in operating expenses required to support a larger sales base and new markets opened in 1995, together with lower than anticipated sales in relation to marketing efforts in both new and existing markets. Selling, general and administrative expenses increased $6,841,000, or 87%, from $7,849,000 in 1994 to $14,690,000 in 1995, while increasing as a percentage of sales from 38.7% in 1994 to 49.4% in 1995. This increase in selling, general and administrative expenses resulted from increased prospect mailings in new and existing markets, the hiring of additional personnel needed to support a larger sales base and increased delivery costs related to increased sales. Selling, general and administrative expenses increased as a percentage of sales in 1995 as a result of adding five new facilities and aggressive marketing through increased prospect mailing.

INTEREST INCOME (EXPENSE)

  Net interest expense increased $220,000, or 695%, from net interest expense of $37,000 in 1995 to net expense of $257,000 in 1996. This increase in net interest expense was due to increased borrowings to support working capital needs under the Company's line of credit throughout 1996. Net interest income decreased $73,000 from income of $36,000 in 1994 to net expense of $37,000 in 1995. The increase in interest expense was primarily due to increased borrowings under the Company's line of credit to support expansion in 1995 while in 1994 the Company had interest income from investing the proceeds of the initial public offering ("IPO") that exceeded borrowing costs incurred earlier in 1994 prior to the IPO.

PROVISION FOR INCOME TAXES

  The Company was subject to corporate level income taxes for the entirety of 1995 and 1996 and approximately the second half of 1994. Prior to June 23, 1994, the Company was treated as an S corporation for federal and certain state income tax purposes. Income taxes were benefited at approximately 41% in 1995 and 1996. Income taxes were provided, on a pro forma basis, at 37% in 1994. These tax rates are reflective of the Company's effective C corporation income tax rates in each of these periods.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's primary capital needs continue to be funding the cost of prospect mailings and purchases of inventory to support sales growth. As of December 31, 1996, the Company had cash and cash equivalents totaling $775,000. In addition, the Company has a credit facility with The First National Bank of Boston ("Bank of Boston") comprised of a revolving discretionary demand line of credit in the maximum principal amount equal to the lesser of 50% of qualifying inventory or $5.0 million (the "Line of Credit"). The Line of Credit bears interest at the Bank of Boston's base rate (which approximates the prime rate) plus one-quarter percent, and is collateralized by substantially all of the assets of the Company. As of December 31, 1996, $939,000 was outstanding under the Line of Credit.

  In 1996, the Company generated $2,432,000 in cash from operating activities compared to using $6,572,000 in 1995. The increase in cash generated from operations resulted primarily from a decrease in inventory of $3,674,000 and a decrease in refundable income taxes of $784,000. Cash was used to reduce accounts payable by $2,083,000 which resulted from reduced buying activity at the end of 1996.

  At December 31, 1996 and December 31, 1995 the Company had working capital of $8,045,000 and $8,694,000, respectively. Working capital decreased in 1996 from 1995 primarily due to the combination of a decrease of $3,674,000 in inventory levels and $784,000 in refundable income taxes which was offset by a decrease of $2,076,000 in the line of credit, a cash overdraft increase of $472,000 and a decrease of $2,083,000 in accounts payable. The Company believes that inventories were relatively high in 1996, and the Company has been reducing inventories at all 13 facilities by curtailing inventory purchasing in the fourth quarter 1996 except for purchases essential to support specific promotions. The Company intends to continue to lower inventory levels and expects to reach desired inventory levels in the second quarter of 1997. The Company expects that once reduced, inventory levels will fluctuate with seasonal demand and overall sales growth. As a result of the alcoholic beverage regulatory scheme within which the Company operates, the Company is required to maintain separate inventories in each of the markets in which it operates a licensed facility and is not permitted to transfer inventory between such facilities. As a result, the Company believes that its overall inventory levels are necessarily higher than would be required if the Company were not subject to such regulatory requirements.

  During 1996, net cash of $875,000 was used in investing activities. The Company used cash from operations and borrowings under its line of credit to invest approximately $776,000 in property and equipment. These purchases included approximately $351,000 in computer and telephone hardware and software enhancements, including the installment of Renaissance Direct, and $349,000 of leasehold improvements and furniture and fixtures purchases. The Company also invested $44,000 for its website development and $32,000 in warehouse racking and security systems. The Company has also begun leasing delivery vans for operation in New Jersey and Massachusetts and sold certain Company vehicles formerly used for delivery.

  During 1996, total cash used for financing activities was $1,593,000 of which $2,076,000 was used for repayments of line of credit borrowings.

  The Company believes that cash flows from operations and current cash balances, together with the line of credit, will be sufficient to meet the Company's working capital needs and capital expenditure requirements for the foreseeable future.

EXCHANGE RATES

  The Company engages in currency hedging activities related to firm commitments for the purchase of inventories in an effort to fix costs and manage the impact of exchange rate fluctuations. The Company maintains two separate foreign exchange lines with the Bank of Boston and The Chase Manhattan Bank, each of which allows the Company to enter into forward currency exchange contracts of up to $500,000 maturing on any one day. As of December 31, 1996, the Company had no foreign exchange contracts outstanding.

FACTORS THAT MAY AFFECT FUTURE RESULTS

  This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the Federal Securities Laws. Actual results could differ materially from those projected in the forward-looking statements as a result of certain risk factors, including but not limited to those set forth below, other one-time events and other important factors disclosed previously and from time to time in the Company's other filings at the U.S. Securities and Exchange Commission.

  Regulation. The alcoholic beverage industry is subject to extensive specialized regulation under state and federal laws and regulations, including matters such as licensing; the payment of excise taxes; advertising, trade and pricing practices; product labeling; sales to minors and intoxicated persons; changes in officers, directors, ownership or control; and, relationships among product producers, importers, wholesalers and retailers. While the Company believes that it is in material compliance with all applicable laws and regulations, in the event that it should be determined that the Company is not in compliance with any applicable laws or regulations, the Company could become subject to cease and desist orders, injunctive proceedings, civil fines, license revocations and other penalties which could have a material adverse effect on the Company's business and its results of operations. There can be no assurance that new or revised laws or regulations, increased licensing fees, specialized taxes or other regulatory requirements will not have a material adverse effect on the Company's business and its results of operations. While to date the Company has been able to obtain and retain licenses necessary to sell wine at retail, the failure to obtain renewals or otherwise retain such licenses in one or more of the states in which the Company operates would have a material adverse effect on the Company's business and its results of operations. The Company's growth strategy includes expansion of its business into additional states; however, there can be no assurance that the Company will be successful in obtaining licenses in any additional states. Geerlings & Wade offers its customers the opportunity to purchase one and three year memberships. This membership program has from time to time generated regulatory scrutiny, and there can be no assurance that the Company will be able to continue its membership program in its current form in existing markets or that markets in which the Company may become licensed in the future will allow the sale of memberships, which could have a materially adverse effect on the Company's business and its results of operations.

  Limited Operating History; Management of Growth. Geerlings & Wade has a limited operating history upon which investors may evaluate its performance. Although the Company was profitable from 1990 to 1994, in 1995 and 1996 the Company was not profitable and there can be no assurance that it will operate profitably in the future. In addition, the Company has only limited management, operational and financial resources to accommodate continued growth, should it occur. The Company's ability to manage growth effectively will require it to continue to implement and improve its operational and financial systems and to hire and train new employees. These demands are expected to require additional management resources and the development of additional expertise by existing management. The failure to manage growth effectively would have a material adverse effect on the Company. There can be no assurance that Geerlings & Wade will be able successfully to attract and retain the skilled and experienced personnel required to manage its business.

  Effectiveness and Cost of Mailings; Cost of Paper. The Company targets potential new customers and solicits orders from existing customers through direct mail marketing campaigns. Direct mail marketing campaigns are capital intensive and the cost-effectiveness of such campaigns depends, to a large extent, upon the accuracy of assumptions and judgments made by the Company. There can be no assurance that such direct marketing campaigns will be completed on a cost-effective basis. The failure of any such marketing campaign to identify new customers or to generate new purchases from existing customers on a cost-effective basis may have a material adverse effect on the Company's business and its results of operations. Increases in the cost of paper or printing could have a negative impact on the Company's business and its results of operations to the extent that the Company is unable to pass on such increases directly to customers. The Company relies on the services of outside vendors to prepare and send its mailing in accordance with Company specifications and schedules. The failure of such outside vendors to perform such services according to Company specifications or to adhere to Company mailing schedules may have a material adverse effect on the Company's business and its results of operations.

  Increases in Postage Rates; Dependence on Shippers. The Company's marketing efforts have traditionally been conducted through direct mail campaigns. As a result, increases in postage rates may have a material adverse effect on the Company's business and its results of operations. Except in Massachusetts, New Jersey and Colorado, the Company is dependent upon delivery services provided by United Parcel Service ("UPS") or other licensed delivery companies. A work stoppage, strike or other interruption in service experienced by UPS or the other delivery companies may have a material adverse effect on the Company's business and its results of operations.

  Dependence on Wine Selection and Sourcing. To a large extent, the Company's success depends upon its wine selection and sourcing capabilities. There can be no assurance that the Company will be able to develop consistently a selection of wines which will enable the Company to maintain or expand its customer base. Most of the Company's wine is sourced by the Company, Mr. van Hoof or the Company's primary domestic negotiant, Codera Wine Group, Inc. (Negotiants are persons who serve as intermediaries or agents to purchasers in the wine purchasing process.) The loss of services of either of these parties could have a material adverse effect on the Company and its results of operations. In the event that a wine proves to be unpopular for any reason, or the

Company orders an excessive quantity of one or more wines, the Company may encounter liquidity problems under these circumstances which may have a material adverse effect on the Company and its results of operations.

  Dependence on Consumer Spending; Geographic Concentration of Customers. The success of the Company's business depends upon a number of factors related to the level of consumer spending, including the general state of the economy, federal and state tax rates and consumer confidence. Changes in consumer spending in both the national and regional economies can affect both the quantity and the price of wines that consumers are willing to purchase.

  Competition; Changes in Consumer Tastes. The Company competes with a broad range of wine specialty stores, retail liquor stores, other direct mail wine merchants and certain supermarket stores, many of which may have significantly greater resources than the Company. Additionally, the Company's wines compete with other alcoholic and non-alcoholic beverages. There can be no assurance that the Company will be able to compete successfully with its current or future competition. Although consumption of premium wines in the United States has increased, there can be no assurance that changes in consumer preferences or tastes will not have a material adverse effect on the Company's business and its results of operations.

  Health Issues. Since 1989, federal law has required health warning labels on all alcoholic beverages. Although a number of research studies suggest that health benefits may result from the moderate consumption of wine, these suggestions have been widely challenged and a number of groups advocate increased governmental action to restrict consumption of alcoholic beverages. Restrictions on the sale and consumption of wine or increases in the taxes imposed on wine in response to concerns regarding health issues may have a material adverse effect on the Company's business and operating results. There can be no assurance that there will not be legal or regulatory challenges to the industry as a whole, and any such legal or regulatory challenge may have a material adverse effect on the Company's business and its results of operations.

  Exchange Rates; Currency Fluctuations. The Company sources many of its wines from certain European countries and Australia and makes payment for such purchases in local currencies. The Company engages in currency hedging activities related to firm commitments for the purchase of inventories in an effort to fix costs and manage the impact of exchange rate fluctuations. Changes in exchange rates or currency fluctuations that disfavor the U.S. dollar could have a material adverse effect on the Company's business and its results of operations.

  Excise Taxes, Customs Duties and Tariffs. The federal government and various states impose excise taxes, duties and tariffs on wine. Increases in the federal excise tax on wine, such as the 500% increase which was imposed in 1991, or increases in state excise tax levels, may have a material adverse effect on the Company's business and its results of operations. In 1996, approximately 64% of the total cases of wine sold by the Company were imported. Increases in duty or tariff levels may have a material adverse effect on the Company's business and its results of operations.

  Agricultural Conditions; Grape Supply. Wine making and grape growing are subject to a variety of agricultural risks. Various diseases, pest, drought, frosts and certain other weather conditions may have a material adverse effect on the quality and quantity of grapes available to producers, thereby having a material adverse effect on the cost of domestic or imported wines available to the Company.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The information called for by this item is indexed on page 25 of this Report and is contained on the pages following said page 25.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Certain of the information required by this Item is included under the captions "Executive Officers of the Company", "Election of Directors--Nominee for Election at the 1997 Annual Meeting," "Directors Whose Term Expire in 1998," "Director Whose Term Expires in 1999" and "Information Concerning the Board and its Committees" in the Proxy Statement, and is incorporated herein by reference.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

  Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who beneficially own more than ten percent of the Company's Common Stock, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC. Executive officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish to the Company copies of all Forms 3, 4 and 5 they file. Based solely on the Company's review of the copies of such forms it has received and written representations from certain reporting persons, the Company believes that, except as specified below, all of its executive officers, directors and greater than ten percent beneficial owners complied with all such filing requirements applicable to them with respect to transactions during fiscal 1996.

  Mr. Curvey's Form 5 was filed with the SEC 31 days late. Mr. Webb's Form 5 was filed with the SEC 27 days late. Mr. Shea's Form 5 was filed with the SEC 24 days late. The Form 4 on which Mr. Shea reported the purchase and sale of shares of the Company's Common Stock indirectly held by Mr. Shea was filed several months late. The Form 3 that reported Mr. Pearce's appointment as Vice President and Chief Financial Officer and which reflected that he beneficially owned no shares of Common Stock of the Company was filed several months late.

ITEM 11: EXECUTIVE COMPENSATION

  The information required by this Item is included under the captions "Election of Director--Summary Compensation Table," "Option Grants Under the Stock Option Plan," "Information Concerning the Board and its Committees" and "Employment Arrangement with Executive Officer" in the Proxy Statement, and is incorporated herein by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this Item is included under the caption "Ownership of Common Stock" of the Proxy Statement and is incorporated herein by reference.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this Item is included under the caption "Certain Transactions" of the Proxy Statement and is incorporated herein by reference.

                                    PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) The financial statements and financial statement schedules filed as part of this Report are listed and indexed at Page F-1.

  Listed below are all Exhibits filed as part of this Report. Certain Exhibits are incorporated herein by reference to (i) the Company's Registration Statement on Form S-1 originally filed on May 5, 1994 (File No. 33- 78624), and (ii) documents previously filed by the Company with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended.

                                                                     SEQUENTIAL
 EXHIBIT NO.                      DESCRIPTION                         PAGE NO.
 -----------                      -----------                        ----------
    3.1      Form of Amended and Restated Articles or Organization
             of the Company./1/
    3.2      Amended and Restated By-laws of the Company./1/
    4.1      Specimen Certificate of Common Stock./1/,/2/
    4.2      Registration Rights Agreement by and among certain
             Stockholders and the Company./1/
    10.1     Lease Agreement between the Company and Naughton
             Company dated April 11, 1994./1/
    10.2     Lease Agreement between the Company and John Hancock
             Mutual Life Insurance Company dated July 31, 1992./1/
    10.3     California Public Warehouse Letter Agreement./1/
    10.4     Form of Employment Agreement for Phillip D. Wade./1/
    10.5     Form of Employment Agreement for Huib E.
             Geerlings./1/
    10.6     Consulting Agreement between the Company and Peter
             van Hoof effective as of April 1, 1994./1/
    10.7     $2,500,000 demand Discretionary Line of Credit dated
             January 7, 1994, as amended by letter agreement dated
             April 27, 1994, between The First National Bank of
             Boston and the Company./1/
    10.8     Promissory Note of the Company in favor of The First
             National Bank of Boston dated January 7, 1994./1/
    10.9     Security Agreement between the Company and The First
             National Bank of Boston dated January 7, 1994./1/
    10.10    Stock Option Plan, as amended.
    10.11    Non-Employee Director Stock Option Plan./1/
    10.12    Employee Stock Purchase Plan./1/
    10.13    Lease Agreement between the Company and Pacific
             Realty Associates, L.P. dated July 18, 1994./1/
    10.14    Lease Agreement between the Company and Flint Lee
             Limited Partnership dated August 31, 1994./4/
    10.15    Lease Agreement between the Company and 47th Avenue
             Industrial Properties dated October 6, 1994./4/
    10.16    Lease Agreement between the Company and Mehland
             Developers dated October 31, 1994./4/
    10.17    Letter Agreement dated as of March 15, 1995 between
             the Company and the First National Bank of Boston./4/
    10.18    Lease agreement between the Company and Hohokam
             Realty Condominiums dated October 31, 1994. /5/

                                                                     SEQUENTIAL
 EXHIBIT NO.                      DESCRIPTION                         PAGE NO.
 -----------                      -----------                        ----------
    10.19    Lease agreement between the Company and Bruce K. and
             Gayle J. Hoyt dated November 23, 1994./6/
    10.20    Master Agreement dated as of June 9, 1995 by and
             between Geerlings and Wade, Inc. and Chemical Bank, a
             New York banking corporation./6/
    10.21    Lease Agreement between the Company and The Naughton
             Company dated August 16, 1995./7/
    10.22    Lease Agreement between the Company and Cole Taylor
             Bank dated August 23, 1995./7/
    10.23    $ 5,000,000 demand Discretionary Line of Credit dated
             January 7, 1994, as amended by letter agreement dated
             October 13, 1995, between The First National Bank of
             Boston and the Company./7/
    10.24    Lease Agreement between the Company and Debra
             Campbell dated July 15, 1996./8/
    10.25    Lease Agreement between the Company and Simon
             Champagne dated July 24, 1996./8/
    10.26    Employment letter agreement between the Company and
             Jay L. Essa dated September 9, 1996./8/
    10.27    Lease Agreement between the Company and Enviro-zyme
             International, Incorporated dated January 6, 1997.
    10.28    Lease Agreement between the Company and William Eddy
             dated January 24, 1997.
    10.29    Employment letter agreement between the Company and
             David R. Pearce dated November 8, 1996.
    23       Consent of Arthur Andersen LLP.

--------
/1/ Filed as an Exhibit to the Company's Registration Statement on Form S-1 filed on May 5, 1994 (File No. 33-78624) and incorporated by reference herein.
/2/ Filed as an Exhibit to Amendment No. 1 to the Company's Registration
    Statement on Form S-1 filed on June 9, 1994 (File No. 33-78624) and incorporated by reference herein.
/3/ Filed as an Exhibit to the Company's Form 10-Q for the quarterly period ended July 1, 1994 filed on August 15, 1994 (File No. 0-24048) and incorporated by reference herein.
/4/ Filed as an Exhibit to the Company's Form 10-K for the year ended December
    31, 1994 (File No. 0-24048) and incorporated by reference herein.
/5/ Filed as an exhibit to the Company's Form 10-Q for the quarterly period ended March 31, 1995 filed on May 15, 1995 (File No. 0-24048) and incorporated by reference herein.
/6/ Filed as an exhibit to the Company's Form 10-Q for the quarterly period ended June 30, 1995 filed on August 14, 1995 (File No. 0-24048) and incorporated by reference herein.
/7/ Filed as an exhibit to the Company's Form 10-K for the fiscal year ended
    December 31, 1995 filed on March 29, 1996 (File No. 0-24048) and incorporated by reference herein.
/8/ Filed as an exhibit to the Company's Form 10-Q for the quarterly period ended September 28, 1996 filed on November 12, 1996 (File No. 0-24048) and incorporated by reference herein.

  (b) No Current Reports on Form 8-K were filed by the Company during the fourth quarter of 1996.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GEERLINGS & WADE, INC.

                                                     /s/ Jay L. Essa
                                          _____________________________________
                                                       Jay L. Essa
                                              President and Chief Executive
                                                         Officer

Date: March 28, 1997

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

              SIGNATURE                        TITLE                 DATE

        /s/ Huib E. Geerlings          Chairman of the          March 28, 1997
-------------------------------------   Board and Director
          HUIB E. GEERLINGS

           /s/ Jay L. Essa             President and Chief      March 28, 1997
-------------------------------------   Executive Officer
             JAY L. ESSA                (Principal
                                        Executive Officer)

         /s/ David R. Pearce           Vice President,          March 28, 1997
-------------------------------------   Chief Financial
           DAVID R. PEARCE              Officer, and
                                        Treasurer
                                        (Principal
                                        Financial and
                                        Accounting Officer)

         /s/ Phillip D. Wade           Director                 March 28, 1997
-------------------------------------
           PHILLIP D. WADE

         /s/ James C. Curvey           Director                 March 28, 1997
-------------------------------------
           JAMES C. CURVEY

         /s/ William J. Shea           Director                 March 28, 1997
-------------------------------------
           WILLIAM J. SHEA

           /s/ Robert Webb             Director                 March 28, 1997
-------------------------------------
             ROBERT WEBB

                             GEERLINGS & WADE, INC.

             FINANCIAL STATEMENTS AS OF DECEMBER 31, 1996 AND 1995
                         TOGETHER WITH AUDITORS' REPORT

                                     INDEX

                                                                          PAGE
                                                                          ----
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS.................................  26
BALANCE SHEETS AS OF DECEMBER 31, 1996 AND 1995..........................  27
STATEMENTS OF OPERATIONS FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED
 DECEMBER 31, 1996.......................................................  28
STATEMENTS OF STOCKHOLDERS' EQUITY FOR EACH OF THE THREE YEARS IN THE
 PERIOD ENDED DECEMBER 31, 1996..........................................  29
STATEMENTS OF CASH FLOWS FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED
 DECEMBER 31, 1996.......................................................  30
NOTES TO FINANCIAL STATEMENTS............................................  31

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Geerlings & Wade, Inc.:

  We have audited the accompanying balance sheets of Geerlings & Wade, Inc. (a Massachusetts corporation) as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Geerlings & Wade, Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                                        /s/ Arthur Andersen LLP

                                                            Arthur Andersen LLP
Boston, Massachusetts
January 31, 1997

                             GEERLINGS & WADE, INC.

                                 BALANCE SHEETS

                                                           DECEMBER 31,
                                                      ------------------------
                       ASSETS                            1995         1996
                       ------                         -----------  -----------
Current Assets:
  Cash and cash equivalents.......................... $   809,828  $   774,514
  Accounts receivable................................      61,970      307,409
  Inventory..........................................  12,033,565    8,359,765
  Prepaid mailing costs..............................     800,088      813,208
  Prepaid expenses...................................     407,848      312,158
  Refundable income taxes............................     798,634       14,241
  Deferred income taxes..............................     348,000      500,000
                                                      -----------  -----------
      Total current assets...........................  15,259,933   11,081,295
                                                      -----------  -----------
Property and Equipment, at Cost:
  Office and computer equipment......................   1,361,325    1,988,855
  Motor vehicles.....................................     340,545      177,056
  Furniture and fixtures.............................     217,458      365,749
                                                      -----------  -----------
                                                        1,919,328    2,531,660
  Less--Accumulated depreciation.....................     598,944      910,112
                                                      -----------  -----------
                                                        1,320,384    1,621,548
                                                      -----------  -----------
Other Assets.........................................     136,234      249,425
                                                      -----------  -----------
                                                      $16,716,551  $12,952,268
                                                      ===========  ===========
        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------
Current Liabilities:
  Cash overdraft..................................... $       --   $   472,469
  Line of credit.....................................   3,015,412      939,019
  Accounts payable...................................   2,724,862      641,944
  Current portion of deferred revenue................     415,114      542,305
  Accrued sales, income and payroll taxes............     349,883      241,345
  Accrued expenses...................................      60,665      198,803
                                                      -----------  -----------
      Total current liabilities......................   6,565,936    3,035,885
                                                      -----------  -----------
Deferred Revenue, Less Current Portion...............     417,637      390,868
                                                      -----------  -----------
Commitments (Note 4)
Stockholders' Equity:
  Preferred stock, $.01 par value-
    Authorized--1,000,000 shares Outstanding--none...         --           --
  Common stock, $.01 par value-                            37,752       37,774
    Authorized--10,000,000 shares Issued and
     outstanding--3,775,243 shares and 3,777,525
     shares in 1995 and 1996, respectively...........
  Additional paid-in capital.........................   9,705,327    9,716,256
  Accumulated deficit................................     (10,101)    (228,515)
                                                      -----------  -----------
      Total stockholders' equity.....................   9,732,978    9,525,515
                                                      -----------  -----------
                                                      $16,716,551  $12,952,268
                                                      ===========  ===========

   The accompanying notes are an integral part of these financial statements.

                             GEERLINGS & WADE, INC.

                            STATEMENTS OF OPERATIONS

                                              YEARS ENDED DECEMBER 31,
                                         -------------------------------------
                                            1994         1995         1996
                                         -----------  -----------  -----------
Sales................................... $20,292,426  $29,717,901  $31,501,236
Cost of Sales...........................  10,780,369   16,138,372   17,187,877
                                         -----------  -----------  -----------
    Gross profit........................   9,512,057   13,579,529   14,313,359
Selling, General and Administrative
 Expenses...............................   7,848,687   14,690,116   14,426,514
                                         -----------  -----------  -----------
    Income (loss) from operations.......   1,663,370   (1,110,587)    (113,155)
Interest Income.........................     131,149       67,273          --
Interest Expense........................     (95,344)    (103,831)    (257,259)
                                         -----------  -----------  -----------
    Income (loss) before provision
     (benefit) for income taxes.........   1,699,175   (1,147,145)    (370,414)
Provision (Benefit) for Income Taxes....     403,000     (470,000)    (152,000)
                                         -----------  -----------  -----------
    Net income (loss)................... $ 1,296,175  $  (677,145) $  (218,414)
                                         ===========  ===========  ===========
Pro Forma Earnings Data (Unaudited)
 (Notes 2 and 6):
  Income before taxes................... $ 1,699,175
  Income taxes..........................     636,000
                                         -----------
    Net income.......................... $ 1,063,175
                                         ===========
    Net income (loss) per share......... $      0.34  $     (0.18) $     (0.06)
                                         ===========  ===========  ===========
Weighted Average Shares Outstanding
 (Note 2)...............................   3,156,134    3,754,891    3,776,376
                                         ===========  ===========  ===========


   The accompanying notes are an integral part of these financial statements.

                             GEERLINGS & WADE, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                            COMMON STOCK
                         ------------------- ADDITIONAL    RETAINED       TOTAL
                         NUMBER OF   $.01      PAID-IN     EARNINGS   STOCKHOLDERS'
                          SHARES   PAR VALUE   CAPITAL    (DEFICIT)      EQUITY
                         --------- --------- -----------  ----------  -------------
Balance, December 31,
 1993................... 2,112,004 $ 21,120  $   253,880  $  270,996   $   545,996
  Exercise of common
   stock purchase
   warrants.............   287,996    2,880      445,310         --        448,190
  Proceeds from initial
   public offering, less
   offering expenses.... 1,325,000   13,250    9,026,142         --      9,039,392
  Net income............       --       --           --    1,296,175     1,296,175
  Distributions of
   accumulated S
   corporation earnings
   to stockholders......       --       --      (369,144)   (900,127)   (1,269,271)
                         --------- --------  -----------  ----------   -----------
Balance, December 31,
 1994................... 3,725,000   37,250    9,356,188     667,044    10,060,482
  Exercise of common
   stock options........    50,243      502      349,139         --        349,641
  Net loss..............       --       --           --     (677,145)     (677,145)
                         --------- --------  -----------  ----------   -----------
Balance, December 31,
 1995................... 3,775,243   37,752    9,705,327     (10,101)    9,732,978
  Issuance of stock
   under employee stock
   purchase plan........     2,282       22       10,929         --         10,951
  Net loss..............       --       --           --     (218,414)     (218,414)
                         --------- --------  -----------  ----------   -----------
Balance, December 31,
 1996................... 3,777,525 $ 37,774  $ 9,716,256  $ (228,515)  $ 9,525,515
                         ========= ========  ===========  ==========   ===========


   The accompanying notes are an integral part of these financial statements.

                            GEERLINGS & WADE, INC.

                           STATEMENTS OF CASH FLOWS

                                               YEARS ENDED DECEMBER 31,
                                         --------------------------------------
                                            1994         1995          1996
                                         -----------  -----------  ------------
Cash Flows From Operating Activities:
 Net income (loss).....................  $ 1,296,175  $  (677,145) $   (218,414)
 Adjustments to reconcile net income
  (loss) to net cash (used in) provided
  by operating activities-
  Depreciation and amortization........      179,881      463,341       570,605
  Deferred income taxes................     (100,000)    (248,000)     (152,000)
  Gain on disposal of fixed asset......          --           --        (16,102)
  Changes in current assets and
   liabilities-
   Accounts receivable.................      (38,099)       1,098      (245,439)
   Inventory...........................   (2,510,459)  (6,251,498)    3,673,800
   Prepaid mailing costs...............     (482,679)      74,726       (13,120)
   Prepaid expenses....................     (506,313)     284,030         1,298
   Refundable income taxes.............          --      (717,791)      784,393
   Accrued expenses....................          --        60,665       138,138
   Accounts payable....................      760,202      (63,750)   (2,082,918)
   Accounts payable to a related
    party..............................     (565,093)         --            --
   Deferred revenue....................       24,372      439,525       100,422
   Accrued sales, income and payroll
    taxes..............................       55,035       62,597      (108,538)
                                         -----------  -----------  ------------
    Net cash (used in) provided by
     operating activities..............   (1,886,978)  (6,572,202)    2,432,125
                                         -----------  -----------  ------------
Cash Flows From Investing Activities:
 Purchases of property and equipment,
  net..................................     (508,106)  (1,015,150)     (775,820)
 Proceeds from sale of property and
  equipment............................          --        17,956        30,893
 Increase in other assets..............      (14,818)    (121,191)     (129,539)
                                         -----------  -----------  ------------
    Net cash used in investing
     activities........................     (522,924)  (1,118,385)     (874,466)
                                         -----------  -----------  ------------
Cash Flows From Financing Activities:
 Bank overdraft........................          --           --        472,469
 Borrowings under line of credit.......    8,145,455    6,378,412     8,960,890
 Repayments under line of credit.......   (8,145,455)  (3,363,000)  (11,037,283)
 Proceeds from initial public offering,
  net..................................    9,039,392          --            --
 Decrease in deferred financing costs..      114,688        2,606           --
 Payments on long-term debt............     (534,079)         --            --
 Proceeds from long-term debt..........       17,797          --            --
 Distributions to stockholders.........   (1,269,271)         --            --
 Due to stockholder....................      (60,962)         --            --
 Proceeds from issuance of shares under
  the Employee Stock Purchase Plan.....          --       349,641        10,951
                                         -----------  -----------  ------------
    Net cash provided by (used in)
     financing activities..............    7,307,565    3,367,659    (1,592,973)
                                         -----------  -----------  ------------
Net Increase (Decrease) in Cash and
 Cash Equivalents......................    4,897,663   (4,322,928)      (35,314)
Cash and Cash Equivalents, Beginning of
 Year..................................      235,093    5,132,756       809,828
                                         -----------  -----------  ------------
Cash and Cash Equivalents, End of
 Year..................................  $ 5,132,756  $   809,828  $    774,514
                                         ===========  ===========  ============
Supplemental Disclosure of Cash Flow
 Information:
 Cash paid during the year for-
  Interest.............................  $    68,058  $    63,451  $    275,107
                                         ===========  ===========  ============
  Income taxes.........................  $   482,021  $   535,691  $        --
                                         ===========  ===========  ============
Supplemental Disclosure of Noncash
 Financing Activities:
 Conversion of common stock warrants
  under subordinated debt into 287,996
  shares of common stock...............  $   448,190  $       --   $        --
                                         ===========  ===========  ============

  The accompanying notes are an integral part of these financial statements.

                            GEERLINGS & WADE, INC.

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1996

(1)OPERATIONS

  Geerlings & Wade, Inc. (the Company) is a direct marketer of premium wines and wine-related merchandise to retail consumers. The Company maintains licensed facilities in 13 states. Federal, state and local laws strictly govern the sale of wine in each market served by the Company.

(2)SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The accompanying financial statements reflect the application of certain accounting policies and use of management's estimates described in this note and elsewhere in the accompanying notes to financial statements.

  (a)Management Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  (b)Revenue Recognition

    Revenue from merchandise sales is recognized at the time of shipment to the customer. The Company currently offers one- and three-year membership programs to customers, which provide them with certain preferred customer privileges. Revenue derived from memberships is recognized over the related membership period. Sales returns, which are not material, are recorded in the period of return.

  (c)Cash and Cash Equivalents

    The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

  (d)Credit Card Policy

    The Company's agreement with a credit card processing company provides for the electronic processing of credit approvals and electronic submission of transactions. Payment is transmitted to the Company's bank account within two to four days of the order transaction. Credit card processing fees amounted to approximately $346,000, $586,000 and $634,000 for the years ended December 31, 1994, 1995 and 1996, respectively, and are included in selling, general and administrative expenses in the accompanying statements of operations.

  (e)Inventory

    The Company values inventory at the lower of cost (first-in, first-out) or net realizable market value (estimated proceeds upon sale, net of fulfillment expenses).

                            GEERLINGS & WADE, INC.

                               DECEMBER 31, 1996

    During 1996, the Company purchased approximately $3,544,000 of inventory through wholesale channels with a single supplier. Total or partial loss of the business relationship with this supplier could result in a temporary near-term disruption of the Company's ability to source domestically produced wine product. Management believes that alternative sources of supply are readily available to mitigate the Company's potential loss exposure.

    Included in the Company's inventory are approximately $1,900,000 and $660,000 of paid reservations of certain vintage wines as of December 31, 1995 and 1996, respectively. In its efforts to reduce the levels of such inventory, the Company sold approximately $532,000 of such reserves to its customers during 1996. The Company bears the ultimate liability for the wine reservations sold until delivered and acceptance by the customers.

  (f)Depreciation

    The Company provides for depreciation using the straight-line method by charges to operations in amounts that allocate the cost of the assets over their estimated useful lives as follows:

                                                                      ESTIMATED
                          ASSET CLASSIFICATION                       USEFUL LIFE
                          --------------------                       -----------
     Office and computer equipment..................................  3-5 Years
     Motor vehicles.................................................    3 Years
     Furniture and fixtures.........................................    5 Years

  (g)Preopening Costs

    The Company capitalizes certain direct costs incurred prior to opening new licensed facilities and amortizes these costs on a straight-line basis over a one-year period. Costs of acquiring liquor licenses are amortized on a straight-line basis over five years.

  (h)Prepaid Mailing Costs

    Costs of direct advertising materials mailed to prospective customers are capitalized. These costs are expensed as advertising costs in relation to the revenues that are derived from the mailings for up to five months. Revenue estimates are used to determine the cost recovery period of prepaid mailing costs.

    At December 31, 1995 and 1996, approximately $583,000 and $625,000, respectively, of these advertising costs were reported as a component of prepaid mailing costs in the accompanying balance sheets. Advertising expense related to prospective customers included in the accompanying statement of operations was $2,460,174, $4,207,110 and $2,436,849 in 1994, 1995 and 1996, respectively.

  (i)Deferred Revenue

    Deferred revenue of $832,751 and $933,173 as of December 31, 1995 and 1996, respectively, represents customer prepayments and deferred membership revenues. Of these amounts, $269,894 and $281,436, as of December 31, 1995 and 1996, respectively, represent customer prepayments, and $562,857 and $629,157, as of December 31, 1995 and 1996, respectively, represent deferred membership revenues.

  (j)Foreign Currency Transactions

    Periodically, the Company may enter into foreign exchange contracts to hedge currency exposure on firm inventory purchase commitments. The Company charges foreign currency gains or losses to operations in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, Foreign Currency Translation. Gains and losses are included in cost of sales, as these amounts have historically not been material. At December 31, 1996, the Company did not have any foreign exchange contracts outstanding.

                            GEERLINGS & WADE, INC.

                               DECEMBER 31, 1996


  (k)Pro Forma Earnings Data

    The Company has presented earnings per share information on a pro forma basis for 1994 to reflect what earnings per share would have been if the Company had been taxed as a C corporation for the entirety of 1994 (see Note 6).

    Pro forma earnings per share is computed by dividing pro forma net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents consist of common stock issuable on the exercise of outstanding options and warrants and are included when the effect is dilutive. They have not been included in 1995 and 1996 due to the net loss, as the effect would be antidilutive. In accordance with Securities and Exchange Commission requirements, all common stock and common stock equivalents issued during the 12 months preceding the Company's Initial Public Offering (IPO) have been included in the net income per share computation as if they were outstanding for all periods preceding the effective date of the Company's IPO using the treasury stock method.

    On March 3, 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, Earnings per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. This statement is effective for fiscal years ending after December 15, 1997, and early adoption is not permitted. When adopted, the statement will require restatement of prior years' earnings per share. The Company will adopt this statement for its fiscal year ended December 31, 1997. In addition, the Company believes that the adoption of SFAS No. 128 will not have a material effect on its financial statements.

  (l)Fiscal Year

    The Company's fiscal year ends on December 31. For interim reporting purposes, the Company closes its books on the Saturday of the thirteenth week of each interim fiscal quarter.
  (m)Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of


    During March 1995, the FASB issued SFAS No. 121, Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets To Be Disposed Of, which is effective for fiscal years beginning after December 31, 1995. The adoption of this standard did not have a material effect on the Company's financial position or results of operations.

  (n)Financial Instruments

    SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure about fair value of financial instruments. Financial instruments consist of cash and cash equivalents, accounts receivable, investment in wine futures and notes payable. The estimated fair value of these financial instruments approximates their carrying value.
  (o)Concentration of Credit Risk


    SFAS No. 105, Disclosure of Information About Financial Instruments with Off-Balance- Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance-sheet and credit risk concentrations. Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash equivalents. The Company places its cash equivalents in highly rated financial institutions.
  (p)Reclassifications


    Certain amounts in prior year's financial statements have been reclassified to conform with the current year's presentation.

                            GEERLINGS & WADE, INC.

                               DECEMBER 31, 1996


(3)LINE OF CREDIT

  The Company has a demand credit line with a bank that allows the Company to borrow the lesser of $5,000,000 or 50% of certain inventories, as defined. The line of credit bears interest at the bank's base rate (8.25% at December 31, 1996) plus 1/4%. No commitment fees apply to the unutilized portion of the credit line. The line of credit is subject to periodic reviews by the bank. Borrowings under the line are collateralized by all assets of the Company. At December 31, 1996, $939,019 was outstanding under this line-of-credit agreement.

  The Company issued a standby letter of credit in the original amount of $240,000 as security on its Massachusetts lease. The letter of credit is reduced ratably over 36 months and expires on August 2, 1998.

  The Company maintains separate foreign exchange facilities with two banks, each of which allows the Company to enter into forward exchange contracts of up to $500,000, maturing on any one day, for the hedging of future foreign currency needs. At December 31, 1996, there were no outstanding forward exchange contracts.

(4)COMMITMENTS

  The Company leases facilities under operating lease agreements expiring through January 2001. Future minimum rental payments due under these agreements as of December 31, 1996 are as follows:

                               FISCAL YEAR                             AMOUNT
                               -----------                           -----------
     1997........................................................... $   884,172
     1998...........................................................     660,528
     1999...........................................................     635,530
     2000...........................................................     473,838
     2001...........................................................      82,116
                                                                     -----------
                                                                     $ 2,736,184
                                                                     ===========

  Total rental expense under these agreements included in the accompanying statements of operations is approximately $242,000, $509,000 and $799,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

(5)RELATED PARTIES

  For the year ended December 31, 1994, the Company purchased approximately $2,336,000 of goods through a wholesaler, of which a former key employee-stockholder held an indirect beneficial interest. Management believes these purchases were made at terms no less favorable than could have been obtained from nonrelated parties. No purchases were made from this wholesaler during 1995 and 1996.

(6)INCOME TAXES

  The Company was an S corporation for income tax reporting purposes through June 22, 1994, the day prior to the closing date of the IPO. As an S corporation, federal and certain state income tax consequences of the Company were passed through to the individual stockholders and dividend distributions were made to the stockholders for payment of their individual taxes.

                            GEERLINGS & WADE, INC.

                               DECEMBER 31, 1996

  Pro forma income taxes, assuming the Company was subject to C corporation income taxes for the entirety of 1994, are as follows:

                                                                          1994
                                                                        --------
     Federal........................................................... $534,000
     State taxes, net of federal benefit...............................  102,000
                                                                        --------
                                                                        $636,000
                                                                        ========

  Income taxes, including pro forma computations, are provided for in accordance with SFAS No. 109, Accounting for Income Taxes. Accordingly, a deferred tax asset or liability is recorded based on the differences between the financial reporting and tax bases of assets and liabilities, as measured by the enacted tax rates expected to be in effect when these differences reverse. The deferred tax provision (benefit) results from the net change during the year of deferred tax assets and liabilities.

  The components of the provision (benefit) for income taxes are as follows:

                                                1994        1995        1996
                                              ---------  ----------  ----------
     Current-
       Federal............................... $ 351,000  $ (222,000) $       --
       State.................................   152,000         --            -
                                              ---------  ----------  ----------
                                                503,000    (222,000)        --
                                              ---------  ----------  ----------
     Deferred-
       Federal...............................   (78,000)   (212,000)   (119,000)
       State.................................   (22,000)    (36,000)    (33,000)
                                              ---------  ----------  ----------
                                               (100,000)   (248,000)   (152,000)
                                              ---------  ----------  ----------
                                              $ 403,000  $ (470,000) $ (152,000)
                                              =========  ==========  ==========

  The reconciliation of the federal statutory rate to the pro forma provision for the year ended December 31, 1994 and reconciliation of federal statutory rate to the effective tax rate for the years ended December 31, 1995 and 1996 for income taxes are as follows:

                                                             1994  1995  1996
                                                             ----  ----  ----
     Income tax provision (benefit) at federal statutory
      rate..................................................  34%  (34)% (34)%
     State taxes, net of federal benefit....................   6    (5)   (6)
     Tax-exempt municipal bond interest.....................  (2)   (3)    -
     Other, net.............................................  (1)    1    (1)
                                                             ---   ----  ----
                                                              37%  (41)% (41)%
                                                             ===   ====  ====

                            GEERLINGS & WADE, INC.

                               DECEMBER 31, 1996

  Deferred income taxes relate to the following temporary differences as of December 31, 1995 and 1996:

                                                             1995       1996
                                                           ---------  ---------
     Net operating loss carryforward...................... $ 271,000  $ 327,000
     Deferred revenue.....................................   278,000    299,000
     Nondeductible reserves...............................   138,000    194,000
     Depreciation and amortization........................   (68,000)   (49,000)
     Valuation allowance..................................  (271,000)  (271,000)
                                                           ---------  ---------
         Total deferred taxes............................. $ 348,000  $ 500,000
                                                           =========  =========

  At December 31, 1996, the Company had available net operating loss carryforwards of approximately $797,000. These net operating loss carryforwards may by used to reduce future taxable income, if any. These carryforwards expire through 2011 and are subject to review and possible adjustment by the appropriate taxing authorities.

  Due to the uncertainty of the realization of certain of these potential tax benefits, the Company has recorded a valuation allowance against a portion of its deferred tax assets.

(7)STOCKHOLDERS' EQUITY

  (a)S Corporation Distribution

    In connection with the termination of the Company's S corporation tax status on June 22, 1994, the Company made a final distribution of all accumulated S corporation taxable earnings. On the date of such distribution, taxable earnings were $369,144 in excess of S corporation retained earnings.

  (b)Preferred Stock

    On April 8, 1994, the Board of Directors and stockholders voted to amend the Company's Articles and By-laws to permit the issuance of up to 1,000,000 shares of $.01 par value preferred stock upon the effective date of the IPO. The Board of Directors has full authority to issue this stock and to fix the voting powers, preferences, rights, qualifications, limitations or restrictions thereof, including dividend rights, conversion rights, redemption privileges and liquidation preferences and the number of shares constituting any series or designation of such series. With regard to dividends, redemption privileges and liquidation preferences, any particular series of preferred stock may rank junior to, on parity with, or senior to any other series of preferred stock or the common stock.

  (c)Stock Option Plans

    The Employee Stock Option Plan (Option Plan), which was adopted on June 24, 1993, subsequently amended on February 28, 1994 and April 8, 1994, provides for the granting of options to employees, consultants and advisers of the Company. The exercise price of each option is determined by the Board of Directors, but in the case of incentive stock options, as defined in the Internal Revenue Code, shall be no less than 100% of the fair market value of the common stock on the date of grant. Options are exercisable within 10 years of the original date of grant. A total of 300,000 shares of common stock has been reserved for options to be granted under the Option Plan.

    The Nonemployee Directors' Stock Option Plan (Director Plan) was adopted by the Board of Directors and the stockholders on April 8, 1994 to provide for the granting of nonqualified options to Directors of the Company. The options under the Director Plan are granted at fair market value on the date of grant. Such options are subject to vesting over three years and carry a 10-year term. A total of 50,000 shares of common stock have been reserved for options to be granted under the Director Plan.

                            GEERLINGS & WADE, INC.

                               DECEMBER 31, 1996


    Activity under the Option Plan and Director Plan is summarized as follows:

                                      OPTION PLAN                            DIRECTOR PLAN
                         --------------------------------------- --------------------------------------
                                      WEIGHTED                               WEIGHTED
                          NUMBER    AVERAGE PRICE EXERCISE PRICE  NUMBER   AVERAGE PRICE EXERCISE PRICE
                         OF SHARES    PER SHARE     PER SHARE    OF SHARES   PER SHARE     PER SHARE
                         ---------  ------------- -------------- --------- ------------- --------------
Outstanding,
 December 31, 1994......   99,495      $ 8.07     $ 1.88-$ 13.25   7,500      $  8.00    $         8.00
                         --------      ------     --------------  ------      -------    --------------
  Granted...............   95,975       12.90         6.50-16.00   7,500        14.25             14.25
  Terminated............  (48,138)      11.78         8.48-13.00     --           --                --
  Exercised.............  (50,243)       5.71          1.88-8.48     --           --                --
                         --------      ------     --------------  ------      -------    --------------
Outstanding,
 December 31, 1995......   97,089       12.20         8.48-16.00  15,000          --         8.00-15.25
                         --------      ------     --------------  ------      -------    --------------
  Granted...............  255,953        5.37          3.63-8.00   7,500         4.50              4.50
  Terminated............ (117,923)      11.24         4.13-16.00     --           --                --
  Exercised.............      --          --                 --      --           --                --
                         --------      ------     --------------  ------      -------    --------------
Outstanding,
 December 31, 1996......  235,119      $ 5.26     $  3.63-$ 8.00  22,500      $  8.92    $ 4.50-$ 15.25
                         ========      ======     ==============  ======      =======    ==============
Exercisable,
 December 31, 1996......   60,734      $ 6.53     $  3.78-$ 8.00   7,500      $ 10.42    $ 8.00-$ 15.25
                         ========      ======     ==============  ======      =======    ==============

    In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation, which requires the measurement of the fair value of stock options or warrants to be included in the statement of operations or disclosed in the notes to the financial statements. The Company has determined that it will continue to account for stock-based compensation for employees under Accounting Principles Board Opinion No. 25 and elect the disclosure-only alternative under SFAS No. 123. Options granted in 1995 and 1996 have been valued using the Black-Scholes option pricing model prescribed by SFAS No. 123. The weighted average assumptions used for the years ended December 31, 1995 and 1996 are as follows:


                                                                  DECEMBER 31,
                                                                 ---------------
                                                                  1995    1996
                                                                 ------- -------
     Risk-free interest rate....................................    6.5%    6.5%
     Expected dividend yield....................................    --      --
     Expected lives............................................. 5 Years 5 Years
     Expected volatility........................................     68%     68%

    The weighted average grant date fair value of options granted during the years ended December 31, 1995 and 1996 under these plans is $4.17 and $2.51, respectively. As of December 31, 1995 and 1996, the weighted average remaining contractual life of outstanding options under these plans is 9.16 and 9.44 years, respectively.

    Had compensation cost for the Company's stock option plans and Employee Stock Purchase Plan been determined consistent with SFAS No. 123, the Company's net loss and net loss per share would have been the following pro forma amounts:

                            GEERLINGS & WADE, INC.

                               DECEMBER 31, 1996

                                                             DECEMBER 31,
                                                         ----------------------
                                                            1995        1996
                                                         ----------  ----------
     Net loss-
     As reported........................................ $ (677,145) $ (218,414)
     Pro forma..........................................   (680,065)   (325,799)
     Net loss per share-
     As reported........................................ $    (0.18) $    (0.06)
     Pro forma..........................................      (0.18)      (0.09)

    The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions, including expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

  (d)Employee Stock Purchase Plan

    The Employee Stock Purchase Plan (the Purchase Plan) was adopted by the Board of Directors and the stockholders on April 8, 1994 to allow eligible employees, as defined in the Purchase Plan, to purchase shares of common stock during one or more six-month periods through payroll deductions. A total of 50,000 shares of common stock have been reserved for purchase under the Purchase Plan. As of December 31, 1996, 2,282 shares of common stock have been purchased by employees under the Purchase Plan.

(8)EMPLOYEE SAVINGS PLAN

  On January 31, 1996, the Board of Directors of the Company voted to approve the adoption of the Geerlings & Wade, Inc. 401(k) Employee Savings Plan (the Plan), effective March 1, 1996. The Plan has features that provide for tax-deferred employee benefits under section 401(k) of the Internal Revenue Code. Employees of the Company may participate in the Plan after one year of service. The Company matches 50% of individual contributions, up to 6% of base salary, as defined. Employee contributions vest immediately, while Company matching contributions fully vest after five years of service, as defined. For the fiscal year ended December 31, 1996, the Company's contribution expense was $7,808 under the Plan.

                    INDEX OF EXHIBITS FILED WITH THIS REPORT

 EXHIBIT NO.                  DESCRIPTION                  SEQUENTIAL PAGE NO.
 ----------- --------------------------------------------  -------------------
 10.10       Amendment to Stock Option Plan..............
 10.27       Lease Agreement between the Company and
             Enviro-zyme International, Incorporated
             dated January 6, 1997.......................
 10.28       Lease Agreement between the Company and
             William Eddy dated January 24, 1997.........
 10.29       Employment letter agreement between the
             Company and David R. Pearce dated November
             8, 1996.....................................
 23          Consent of Arthur Andersen LLP..............
 27          Financial Data Schedule.....................