Form 10-Q
period 1997-03-31
GEERLINGS & WADE INC
filed 1997-05-14
CIK 922810

                    SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended MARCH 31, 1997

                                       OR

     [ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number: 0-24048

                            GEERLINGS & WADE, INC.
            (Exact name of registrant as specified in its charter)


          MASSACHUSETTS                           04-2935863
(State or other jurisdiction of     (I.R.S. Employer Identification No.)
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

                              Yes [X]     No [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:


                          Par Value          Date           Number of Shares
                          ---------          ----           ----------------
Common Stock                $ .01        May 8, 1997            3,779,380


                            GEERLINGS & WADE, INC.
                                     INDEX

                                                                                       Page
                                                                                       ----
PART I.  FINANCIAL INFORMATION
  Item 1.  Financial Statements
           Balance Sheets at December 31, 1996 and
           March 31, 1997 (Unaudited)................................................    3

           Statements of Operations for the Quarters Ended March 30, 1996 and
           March 31, (Unaudited).....................................................    4

           Statements of Cash Flows for the Three-Quarter Period Ended
           March 30, 1996 and March 31, 1997 (Unaudited).............................    5

           Notes to Financial Statements.............................................    6

  Item 2.  Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations.............................................................    7

PART II.   OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K..........................................    9


SIGNATURES ..........................................................................   10


                         PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
                             GEERLINGS & WADE, INC.
                                 BALANCE SHEETS
                                  (Unaudited)


                                                           December 31,           March 31,
                                                                  1996                 1997
                                                           -----------          -----------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                              $   774,514          $ 2,649,389
    Accounts receivable                                        307,409               87,248
    Inventory                                                8,359,765            5,558,999
    Prepaid mailing costs                                      813,208              763,108
    Prepaid expenses                                           312,158              320,536
    Refundable income taxes                                     14,241               12,356
    Deferred income taxes                                      500,000              511,632
                                                           -----------          -----------
         Total Current Assets                               11,081,295            9,903,268
                                                           -----------          -----------
PROPERTY AND EQUIPMENT, AT COST                              2,531,660            2,575,951
    Less--Accumulated Depreciation                             910,112            1,029,897
                                                           -----------          -----------
                                                             1,621,548            1,546,054
                                                           -----------          -----------
OTHER ASSETS                                                   249,425              139,529
                                                           -----------          -----------
                                                           $12,952,268          $11,588,851
                                                           ===========          ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Line of credit                                         $   939,019          $         -
    Accounts payable                                         1,114,413              835,726
    Deferred revenue                                           542,305              493,039
    Accrued expenses                                           440,148              293,239
                                                           -----------          -----------
         Total Current Liabilities                           3,035,885            1,622,004
                                                           -----------          -----------
DEFERRED REVENUE, LESS CURRENT PORTION                         390,868              449,076
                                                           -----------          -----------
STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value -
      Authorized-1,000,000 shares
      Outstanding-none                                             ---                  ---
    Common stock, $.01 par value-
      Authorized-10,000,000 shares
      Issued and outstanding-3,777,525 and 3,779,380
         shares in 1996 and 1997, respectively                  37,774               39,629
    Additional paid-in capital                               9,716,256            9,720,906
    Retained deficit                                          (228,515)            (242,764)
                                                           -----------          -----------
         Total Stockholders' Equity                          9,525,515            9,517,771
                                                           -----------          -----------
                                                           $12,952,268          $11,588,851
                                                           ===========          ===========

The accompanying notes are an integral part of these financial statements.


                             GEERLINGS & WADE, INC.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                    Quarter Ended

                                                             March 30,            March 31,
                                                                  1996                 1997
                                                           -----------          -----------
Sales                                                      $ 7,670,107          $ 7,119,799

Cost of Sales                                                4,210,068            3,761,795
                                                           -----------          -----------
Gross Profit                                                 3,460,039            3,358,004

Selling, general and administrative expenses                 3,583,388            3,377,371
                                                           -----------          ------------
Loss from operations                                          (123,349)             (19,367)

Interest expense, net                                          (74,806)              (5,602)
                                                           -----------          -----------
Loss before income taxes                                      (198,155)             (24,969)

Provision/(benefit) for income taxes                           (79,000)             (10,720)
                                                           -----------          -----------
Net loss                                                   $  (119,155)         $   (14,249)
                                                           ===========          ===========


Net loss per share (Note 2)                                $     (0.03)         $       ---
                                                           ===========          ===========
Weighted average common shares outstanding                   3,776,000            3,779,000
                                                           ===========          ===========

The accompanying notes are an integral part of these financial statements.


                             GEERLINGS & WADE, INC.
                            STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                    Quarter Ended

                                                            March 31,            March 31,
                                                                 1996                 1997
                                                           ----------           ----------
CASH FLOW FROM OPERATING ACTIVITIES:
 Net loss                                                  $ (119,155)          $   (14,249)
 Adjustments to reconcile net loss to net cash
  provided by operating activities --
    Depreciation and amortization                             103,673               135,601
    Deferred income taxes                                     (79,912)              (10,720)
Changes in current assets and liabilities --
    Accounts receivable                                       (10,609)              220,160
    Inventory                                               1,233,613             2,800,766
    Prepaid mailing costs                                    (260,681)               50,100
    Prepaid expenses                                           90,462               (14,142)
    Refundable income taxes                                   367,012                 1,885
    Accounts payable                                         (623,703)             (278,687)
    Deferred revenue                                         (199,144)                8,941
    Accrued expenses                                         (148,519)             (146,908)
                                                           ----------           -----------
         Net cash provided by operating activities            353,037             2,752,747
                                                           ----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment, net                     (38,337)              (44,291)
 Decrease in other assets                                       6,781                98,934
                                                           ----------           -----------
         Net cash (used in)/provided by
          investing activities                                (31,556)               54,643
                                                           ----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowings on line of credit                            (821,778)             (939,019)
 Proceeds from stock award plans                                4,040                 6,504
                                                           ----------           -----------
         Net cash used in financing activities               (817,738)             (932,515)
                                                           ----------           -----------

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS         (496,257)            1,874,875
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                809,828               774,514
                                                           ----------           -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                   $  313,571           $ 2,649,389
                                                           ==========           ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
 Cash paid during the period for-
  Interest                                                 $   80,222           $    16,938
                                                           ==========           ===========

The accompanying notes are an integral part of these financial statements.


                         NOTES TO FINANCIAL STATEMENTS

1.  Basis of Presentation
    ---------------------

The interim period information set forth in these financial statements is unaudited and may be subject to normal year-end adjustments. In the opinion of management, the information reflects all adjustments, which consist of normal recurring accruals that are considered necessary to present a fair statement of the results of operations of Geerlings & Wade, Inc. (the "Company") for the interim periods presented. The operating results for the quarter ended March 31, 1997 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 1997.

The financial statements presented herein should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Certain information in these footnote disclosures normally included in financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission.

2.  Net Loss per Share Data
    -----------------------

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The weighted average number of shares used in the computation for the period ended March 30, 1996 was 3,776,000 and for the period ended March 31, 1997 was 3,779,000.

3.  Certain Relationships and Related Transactions
    ----------------------------------------------

The Company has a credit facility (the "Credit Facility") with The First National Bank of Boston ("Bank of Boston"). One of the Company's outside directors is employed as a senior executive with Bank of Boston. The Company believes that the Credit Facility provides terms no more or less favorable than terms that may otherwise be offered by other lending institutions. This director announced that he would not stand for re-election as a director, at the May 13, 1997 Annual Meeting of Stockholders, in view of business and personal reasons.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Geerlings & Wade, Inc. (the "Company") is a direct marketer of premium wines and wine- and cigar-related merchandise to retail consumers. The Company currently maintains licensed facilities in thirteen states. Federal, state and local laws strictly govern the sale of wine in each market served by the Company.

IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS

     The Company may occasionally make forward-looking statements and estimates such as forecasts and projections of the Company's future performance or statements of management's plans and objectives. These forward-looking statements may be contained in SEC filings, press releases and oral statements, among other disclosures made by the Company. Actual results could differ materially from those in such forward-looking statements. Therefore, no assurance can be given that the results in such forward-looking statements will be achieved. Important factors could cause the Company's actual results to differ from those contained in such forward-looking statements, including, among other things, the factors mentioned in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 on file with the U.S. Securities and Exchange Commission.

QUARTERS ENDED MARCH 30, 1996 AND MARCH 31, 1997

Sales

     Sales decreased $550,000, or 7%, from $7,670,000 in the quarter March 30, 1996 to $7,120,000 in the quarter ended March 31, 1997. The decrease in sales from the comparable period for the prior year resulted from a shift in the product mix to lower-priced wines. Sales declined 27% in markets in which the Company has been open since 1994, while sales increased 14% in markets open two years or less. The net decline results from the lower-priced wines. The Company intends to offer higher priced wines now that the inventory has been reduced to a reasonable level. The number of twelve-bottle equivalent cases ("cases") sold by the Company decreased by 100, or 0.2%, from 68,300 in the quarter ended March 30, 1996 to 68,200 in the quarter ended March 31, 1997. The average case price decreased by $5.64, or 5.3%, from $107.52 in the quarter ended March 30, 1996 to $101.88 in the quarter ended March 31, 1997. The average case price decreased as a result of offering a product mix with overall lower prices in the quarter. The average number of cases purchased per customer order was 1.11 in the quarter ended March 31, 1997 compared to 1.07 in the comparable fiscal quarter of 1996.

Gross Profit

     Gross profit decreased $102,000, or 2.9%, from $3,460,000 in the quarter ended March 30, 1996 to $3,358,000 in the quarter ended March 31, 1997. Gross profit as a percentage of sales increased from 45.1% in the quarter ended March 30, 1996 to 47.2% in the quarter ended March 31, 1997. Gross profit per case increased $0.58, or 1.2%, from $48.63 in the quarter ended March 30, 1996 to $49.21 in the quarter ended March 31, 1997. The increase in gross margin percentage and average gross profit resulted primarily from increased sales of lower-priced wines that generally produced a higher gross margin percentage.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses decreased $206,000, or 5.75%, from $3,583,000 in the quarter ended March 30, 1996 to $3,377,000 in the quarter ended March 31, 1997, while increasing as a percentage of sales from 46.7% in the quarter ended March 30, 1996 to 47.4% in the quarter ended March 31, 1997. The net decrease in selling, general and administrative expenses is attributable to lower net delivery costs due to charging $5.95 per case in first quarter of 1997, whereas in the same period of 1996 shipping and handling was free; this benefit was partially offset by increases in fulfillment and overhead expenses related to increased staffing to provide greater customer service and support.

Interest

     Interest expense decreased $69,000 from $75,000 in the quarter ended March 30, 1996 to $6,000 in the quarter ended March 31, 1997, as a result of a decrease in average borrowings under the Company's line of credit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

INCOME TAXES

     During the quarter ended March 31, 1997, the Company recorded a deferred income benefit of $11,000. Deferred income taxes as of March 31, 1997 relate to the tax benefit of the current year net operating loss and cumulative temporary differences between book and tax earnings that will reduce the Company's future tax obligations.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary working capital needs include purchases of inventory and the cost of prospect mailings and other expenses associated with promoting sales. As of March 31, 1997, the Company had cash and cash equivalents totaling $2,649,000. In addition, the Company has a credit facility with The First National Bank of Boston ("Bank of Boston") comprised of a revolving, discretionary, demand line of credit in the maximum principal amount equal to the lesser of 50% of qualifying inventory or $5.0 million (the "Line of Credit"). The Line of Credit bears interest at the Bank of Boston's base rate (which approximates the prime rate) plus one-quarter percent and is collateralized by substantially all of the assets of the Company. As of March 31, 1997, the Company had no outstanding balance under the Line of Credit.

     During the quarter ended March 31, 1997, net cash of $2,753,000 was provided by operating activities, resulting principally from reductions of accounts receivable, deferred prospecting and inventories, which reductions were offset by decreases in accounts payable, accrued expenses and deferred revenue.

     Net cash of $55,000 was used for investing activities, representing primarily investments in computer systems.

     At December 31, 1996 and March 31, 1997, the Company had working capital of $8,045,000 and $8,281,000, respectively. The increase in working capital was primarily due to a decrease in accounts receivable, inventory, deferred prospecting, accounts payable and accrued expenses.

     The Company presently believes that cash flows from operations and current cash balances, together with the Line of Credit, will be sufficient to meet the Company's working capital and capital expenditure requirements for the foreseeable future.


EXCHANGE RATES

     The Company engages, from time to time, in currency-hedging activities related to firm commitments for the purchase of inventories in an effort to fix costs and manage the impact of exchange rate fluctuations. The Company has two foreign exchange lines of credit, which allow the Company to enter into forward currency exchange contracts of up to $1,000,000 maturing on any one day. As of March 31, 1997, the Company had no obligations with respect to forward currency exchange contracts.

                           PART II. OTHER INFORMATION

Item 6.

     (b) No reports on Form 8-K were filed during the quarter ended March 31, 1997.

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


                                    GEERLINGS & WADE, INC.
                                    (Registrant)



                                    By: /s/ Jay L. Essa
                                        ---------------
                                    Name: Jay L. Essa
                                    Title: President and
                                    Chief Executive Officer



                                    By: /s/ David R. Pearce
                                        -------------------
                                    Name: David R. Pearce
                                    Title: Vice President and
                                    Chief Financial Officer



Dated:  May 8, 1997

                   INDEX OF EXHIBITS FILED WITH THIS REPORT


Exhibit No.                  Description                Page No.
-----------                  -----------                --------

    27                  Financial Data Schedule