Form 10-Q
period 1997-06-30
GEERLINGS & WADE INC
filed 1997-08-13
CIK 922810

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                  For the quarterly period ended JUNE 30, 1997

                                       OR

 [ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                         Commission file number: 0-24048

                             GEERLINGS & WADE, INC.
             (Exact name of registrant as specified in its charter)


        MASSACHUSETTS                                          04-2935863
(State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                           Identification No.)


960 TURNPIKE STREET, CANTON, MA                                    02021
(Address of principal executive offices)                        (Zip Code)

(Registrant's telephone number, including area code):  (617) 821-4152

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X] No [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

           Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

                         Par Value          Date          Number of Shares
                         ---------    ---------------     ----------------
          Common Stock     $ .01      August 13, 1997         3,779,380


                            GEERLINGS & WADE, INC.
                                     INDEX

                                                                          Page
                                                                          ----
PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Balance Sheets at December 31, 1996 and
                 June 30, 1997 (Unaudited)............................      2

                 Statements of Operations for the Quarters Ended June
                 29, 1996 and June 30, 1997 (Unaudited)...............      3

                 Statements of Cash Flows for the Six Months Ended
                 June 29, 1996 and June 30, 1997 (Unaudited)..........      4

                 Notes to Financial Statements........................      5

         Item 2. Management's Discussion and Analysis
                 of Financial Condition and Results
                 of Operations........................................      6

PART II. OTHER INFORMATION
         Item 4. Submissions of Matters to a Vote of Security
                 Stockholders.........................................      9
         Item 6. Exhibits and Reports on Form 8-K.....................      9

SIGNATURES............................................................     10

                         PART I. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL STATEMENTS

                            GEERLINGS & WADE, INC.
                                BALANCE SHEETS
                                  (Unaudited)

                                                                 December 31,             June 30,
                                                                     1996                   1997
                                                                 ------------           ------------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                   $    774,514           $  2,707,601
     Accounts receivable                                              307,409                395,562
     Inventory                                                      8,359,765              7,413,634
     Prepaid mailing costs                                            813,208                595,287
     Prepaid expenses                                                 312,158                441,955
     Refundable income taxes                                           14,241                  8,024
     Deferred income taxes                                            500,000                372,762
                                                                 ------------           ------------
          Total Current Assets                                     11,081,295             11,934,825
                                                                 ------------           ------------

PROPERTY AND EQUIPMENT, AT COST                                     2,531,660              2,725,088
     Less--Accumulated Depreciation                                   910,112              1,101,160
                                                                 ------------           ------------
                                                                    1,621,548              1,623,928
                                                                 ------------           ------------
OTHER ASSETS                                                          249,425                129,689
                                                                 ------------           ------------
                                                                 $ 12,952,268           $ 13,688,442
                                                                 ============           ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Line of credit                                              $    939,019           $          -
     Accounts payable                                               1,114,413              2,615,245
     Deferred revenue                                                 542,305                405,590
     Accrued expenses                                                 440,148                377,841
                                                                 ------------           ------------
          Total Current Liabilities                                 3,035,885              3,398,676
                                                                 ------------           ------------
DEFERRED REVENUE, LESS CURRENT PORTION                                390,868                506,060
                                                                 ------------           ------------
STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value -
         Authorized-1,000,000 shares
          Outstanding-none
     Common stock, $.01 par value-
          Authorized-10,000,000 shares-
          Issued and outstanding-3,777,525 and 3,779,380
                shares in 1996 and 1997, respectively                  37,774                 37,794
     Additional paid-in capital                                     9,716,256              9,722,740
     Retained earnings (deficit)                                     (228,515)                23,172
                                                                 ------------           ------------
            Total Stockholders' Equity                              9,525,515              9,783,706
                                                                 ------------           ------------
                                                                 $ 12,952,268           $ 13,688,442
                                                                 ============           ============

  The accompanying notes are an integral part of these financial statements.

                            GEERLINGS & WADE, INC.
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                  Quarter Ended                      Six Months Ended
                                                            June 29,         June 30,         June 29,           June 30,
                                                             1996              1997             1996               1997
                                                        -------------     --------------    ------------       ------------
Sales                                                   $   7,189,882     $    8,402,370    $ 14,859,989       $ 15,522,169

Cost of Sales                                               3,857,028          4,580,651       8,067,096          8,342,446
                                                        -------------     --------------    ------------       ------------
Gross Profit                                                3,332,854          3,821,719       6,792,893          7,179,723

Selling, general and administrative expenses                3,484,825          3,396,548       7,068,213          6,773,920
                                                        -------------     --------------    ------------       ------------
Income  (loss) from operations                               (151,971)           425,171        (275,320)           405,803

Interest income                                                   ---             19,485             ---             19,486

Interest expense                                              (57,844)              ---         (132,650)            (5,602)
                                                        -------------     --------------    ------------       ------------
Income (loss) before income taxes                            (209,815)           444,656        (407,970)           419,687

Provision (benefit) for income taxes                          (84,000)           178,720        (163,000)           168,000
                                                        -------------     --------------    ------------       ------------

Net income (loss)                                       $   (125,815)     $      265,936    $   (244,970)      $    251,687
                                                        =============     ==============    ============       ============

Net income (loss) per share                             $       (0.03)    $         0.07    $      (0.06)      $       0.07
                                                        =============     ==============    ============       ============

Weighted average common shares and equivalents
outstanding                                                 3,775,555          3,779,391       3,775,555          3,793,686
                                                      ===============    ===============    ============       ============

  The accompanying notes are an integral part of these financial statements.

                            GEERLINGS & WADE, INC.
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                      Six Months Ended
                                                                                               June 29,          June 30,
                                                                                                 1996              1997
                                                                                           ---------------   ---------------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net Income (Loss)                                                                          $   (244,970)    $     251,687
   Adjustments to reconcile net income (loss) to net cash provided by operating activities --
         Depreciation and amortization                                                             279,814           272,662
         Deferred income taxes                                                                    (163,000)          128,150
         Loss from disposition of fixed asset                                                          ---            20,770
   Changes in current assets and liabilities --
         Accounts receivable                                                                      (277,709)          (88,153)
         Inventory                                                                               1,224,477           946,130
         Prepaid mailing costs                                                                     (37,505)          217,921
         Prepaid expenses                                                                            6,049          (140,415)
         Refundable income taxes                                                                   594,041             6,217
         Accounts payable                                                                         (776,445)         1,500,833
         Deferred revenue                                                                         (146,500)          (21,524)
         Accrued expenses                                                                            9,522           (62,307)
                                                                                              ------------     -------------
              Net cash provided by operating activities                                            467,774         3,031,971
                                                                                              ------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment, net                                                       (380,509)         (267,731)
   Proceeds from the sale of property and equipment                                                    ---             3,550
   Change in other assets                                                                          (20,194)           97,812
                                                                                              ------------     -------------
             Net cash used in investing activities                                                (400,703)         (166,369)
                                                                                              ------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings on line of credit                                                                  4,980,431               ---
   Repayments on line of credit                                                                 (5,457,500)         (939,019)
   Proceeds from stock purchase plan                                                                 4,046             6,504
                                                                                              ------------     -------------
             Net cash used in financing activities                                                (473,023)         (932,515)
                                                                                              ------------     -------------
NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS                                              (405,952)        1,933,087
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                     809,828           774,514
                                                                                              ------------     -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                      $    403,876     $   2,707,601
                                                                                              ============     =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period -
   Interest                                                                                   $    139,432     $       5,691
                                                                                              ============     =============

  The accompanying notes are an integral part of these financial statements.

                         NOTES TO FINANCIAL STATEMENTS

1.  Basis of Presentation
    ---------------------

The interim period information set forth in these financial statements is unaudited and may be subject to normal year-end adjustments. In the opinion of management, the information reflects all adjustments, which consist of normal recurring accruals that are considered necessary to present a fair statement of the results of operations of Geerlings & Wade, Inc. (the "Company") for the interim periods presented. The operating results for the quarter ended June 30, 1997 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 1997.

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

2.  Net Income (Loss) per Share Data
    --------------------------------

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents, which are calculated using the treasury stock method, are included in the computation of weighted average common shares outstanding when their effect upon earnings per share is dilutive. The weighted average number of shares used in the computation for the quarter ended June 30, 1997 was 3,779,000 and for the quarter ended June 29, 1996 was 3,776,000. The weighted average number of shares used in the computation for the six months ended June 30, 1997 was 3,794,000 and for the six months ended June 29, 1996 was 3,776,000.

3.   Certain Relationships and Related Transactions
     ----------------------------------------------

The Company has a credit facility (the "Credit Facility") with The First National Bank of Boston ("Bank of Boston"). One of the Company's outside directors is employed as a senior executive with Bank of Boston. The Company believes that the Credit Facility provides terms no more or less favorable than terms that may otherwise be offered by other lending institutions. This director announced that he would not stand for re-election as a director at the May 13, 1997 Annual Meeting of Stockholders, in view of business and personal reasons.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

           Geerlings & Wade, Inc. (the "Company") is a direct marketer of premium wines and wine- and cigar-related merchandise to retail consumers. The Company currently maintains licensed facilities in fourteen states. Federal, state and local laws strictly govern the sale of wine in each market served by the Company.

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

QUARTERS ENDED JUNE 29, 1996 AND JUNE 30, 1997

Sales

           Sales increased $1,212,000, or 16.9%, from $7,190,000 in the quarter June 29, 1996 to $8,402,000 in the quarter ended June 30, 1997. The increase in sales from the prior year in large part resulted from additional sales generated by higher response rates to house mailings, the introduction of a spring catalog offering wines and wine accessories and the recognition of sales of Bordeaux futures in the second quarter of 1997 which were not sold in the second quarter of 1996. The spring catalog sales were approximately $385,000 and Bordeaux futures sales were approximately $283,000. Sales increased 14.4% in markets in which the Company has been open since 1994, while sales increased 30.4% in markets opened in 1995. The number of twelve-bottle equivalent cases ("cases") sold by the Company increased by 15,511, or 24.2%, from 64,002 in the quarter ended June 29, 1996 to 79,513 in the quarter ended June 30, 1997. The average case price decreased by $14.77, or 13.1%, from $113.00 in the quarter ended June 29, 1996 to $98.23 in the quarter ended June 30, 1997. The average case price decreased principally as a result of offering a new product mix with overall lower prices and due to reducing prices of older inventory to promote the sale of this older product. The average number of cases purchased per customer order was 1.16 in the quarter ended June 30, 1997 compared to 1.13 in the comparable fiscal quarter of 1996.

Gross Profit

           Gross profit increased $489,000, or 14.7%, from $3,333,000 in the quarter ended June 29, 1996 to $3,822,000 in the quarter ended June 30, 1997. Gross profit as a percentage of sales decreased from 46.4% in the quarter ended June 29, 1996 to 45.5% in the quarter ended June 30, 1997. Gross profit per case decreased $6.32, or 12.2%, from $52.00 in the quarter ended June 29, 1996 to $45.68 in the quarter ended June 30, 1997. The decrease in gross margin percentage and average gross profit resulted primarily from sales of older inventory at reduced pricing and sales of lower priced wines that generally produced lower gross margin dollars per case.

Selling, General and Administrative Expenses

           Selling, general and administrative expenses decreased $88,000, or 2.5%, from $3,485,000 in the quarter ended June 29, 1996 to $3,397,000 in the quarter ended June 30, 1997, while decreasing as a percentage of sales from 48.5% in the quarter ended June 29, 1996 to 40.4% in the quarter ended June 30, 1997. The net decrease in selling, general and administrative expenses is largely attributable to a) lower net delivery costs due to charging $5.95 per case in first quarter 1997 whereas in the same period of 1996 shipping and handling was $3.95 and b) continued cost reduction efforts; this benefit was partially offset by increased salary expense necessary to fulfill a greater number of orders and increased marketing expenses primarily reflecting the cost to launch the spring catalog.

Interest

           Interest expense was eliminated in the quarter ended June 30, 1997 because the Company made no borrowings under the Company's line of credit in the second quarter, as compared to interest expense of $58,000 in the quarter ended June 29, 1996. The Company earned interest income of $20,000 in the quarter ended June 30, 1997 as a result of maintaining positive cash positions during the quarter. In the quarter ended June 29, 1996, the Company had no interest income.

SIX MONTH PERIODS ENDED JUNE 29, 1996 AND JUNE 30, 1997

Sales

           Sales increased $662,000, or 4.5%, from $14,860,000 in the six months ended June 29, 1996 to $15,522,000 in the six months ended June 30, 1997. The increase in sales from the comparable period for the prior year resulted primarily from increased response rates to house mailings, the introduction of a spring catalog offering wines and wine accessories and the recognition of sales of Bordeaux futures in the second quarter of 1997 which were not sold in the second quarter of 1996. Sales increased 1.0% in markets in which the Company has been open since 1994, while sales increased 30.0% in markets opened in 1995. The number of cases sold by the Company increased by 15,449, or 11.7%, from 132,307 in the six months ended June 29, 1996 to 147,756 in the six months ended June 30, 1997. The average case price decreased by $9.50, or 8.7%, from $109.42 in the six months ended June 29, 1996 to $99.92 in the six months ended June 30, 1997. The average case price decreased primarily as a result of offering a new product mix with overall lower prices in the period and reducing prices on older inventory. The average number of cases purchased per customer order was 1.13 in the six months ended June 30, 1997 compared to 1.10 in the comparable fiscal period of 1996.

Gross Profit

           Gross profit increased $387,000, or 5.7%, from $6,793,000 in the six months ended June 29, 1996 to $7,180,000 in the six months ended June 30, 1997. Gross profit as a percentage of sales increased from 45.7% in the six months ended June 29, 1996 to 46.3% in the six months ended June 30, 1997. Gross profit per case decreased $2.33, or 4.7%, from $49.40 in the six months ended June 29, 1996 to $47.07 in the six months ended June 30, 1997. The increase in gross profit percentage resulted from selling lower priced wines that bear higher margins but was offset in the second quarter by price reductions on older inventory to promote its sale. Average gross profit per case fell because the average price per case decreased and this had a greater effect than the increase of gross profit as a percentage of sales.

Selling, General and Administrative Expenses

           Selling, general and administrative expenses decreased $294,000, or 4.2%, from $7,068,000 in the six months ended June 29, 1996 to $6,774,000 in the six months ended June 30, 1997. As a percentage of sales, these expenses decreased from 47.6% in the six months ended June 29, 1996 to 43.6% in the six months ended June 30, 1997. The net decrease in selling, general and administrative expenses is attributable to a) lower net delivery costs due to charging $5.95 per case for this period in 1997 whereas in the first quarter of 1996 shipping was free and in the second quarter of 1996 shipping was $3.95 per case and b) continued cost reduction efforts; this benefit was partially offset by increased salary expense necessary to fulfill a greater number of orders and increased marketing expenses primarily reflecting the cost to launch the spring catalog.

Interest

           Interest expense decreased $127,000 from $133,000 in the six months ended June 29, 1996 to $6,000 in the six months ended June 30, 1997, as a result of a decrease in average borrowings under the Company's line of credit. The Company earned interest income of $20,000 in the six months ended June 30, 1997 compared to none in the six months ended June 29, 1997. This increase is due to the Company's improved cash position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

PROVISION FOR INCOME TAXES

           The Company's provision for income taxes for the quarter ended June 30, 1997 reflects an approximate 40% effective income tax rate anticipated for the full year ended December 31, 1997. During the quarter ended June 30, 1997, the Company recorded a provision for income taxes of $179,000 and $168,000 for the six months ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

           The Company's primary working capital needs include purchases of inventory and the cost of prospect mailings and other expenses associated with promoting sales. As of June 30, 1997, the Company had cash and cash equivalents totaling $2,708,000. In addition, the Company has a credit facility with Bank of Boston comprised of a revolving, discretionary, demand line of credit in the maximum principal amount equal to the lesser of 50% of qualifying inventory or $5.0 million (the "Line of Credit"). The Line of Credit bears interest at the Bank of Boston's base rate (which approximates the prime rate) plus one-quarter percent and is collateralized by substantially all of the assets of the Company. As of June 30, 1997, the Company had no outstanding balance under the Line of Credit.

           During the six months ended June 30, 1997, net cash of $3,032,000 was provided by operating activities, resulting principally from reductions of inventory and deferred prospecting and an increase in accounts payable, which reductions were offset by an increase in prepaid expenses.

           Net cash of $166,000 was used for investing activities, representing primarily investments in computer systems.

           At December 31, 1996 and June 30, 1997, the Company had working capital of $8,045,000 and $8,536,000, respectively. The increase in working capital was primarily due to a decrease in accounts receivable, inventory, deferred prospecting, accounts payable and accrued expenses.

           The Company presently believes that cash flows from operations and current cash balances, together with the Line of Credit, will be sufficient to meet the Company's working capital and capital expenditure requirements for the foreseeable future.


EXCHANGE RATES

           The Company engages, from time to time, in currency-hedging activities related to firm commitments for the purchase of inventories in an effort to fix costs and manage the impact of exchange rate fluctuations. The Company has two foreign exchange lines of credit, which allow the Company to enter into forward currency exchange contracts of up to $1,000,000 maturing on any one day. As of June 30, 1997, the Company had no obligations with respect to forward currency exchange contracts.

PART II. OTHER INFORMATION

Item 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

       (a)  The Company held its annual meeting on May 13, 1997.
       (b) At the annual meeting, stockholders reelected Mr. Huib E. Geerlings as a director. Messrs. James C. Curvey, Phillip D. Wade and Robert Webb continued serving their terms of office after the annual meeting.
       (c)  Results of annual meeting votes:

       -------------------------------------------------------------------------------------------------------
       Proposal                               For       Against     Withheld    Abstentions   Broker Non-votes
       -------------------------------------------------------------------------------------------------------
       To elect Huib E. Geerlings as
       director                            3,580,801                 104,854
       -------------------------------------------------------------------------------------------------------
       To approve an increase of
       150,000 shares for issuance
       under  the Company's Stock
       option Plan                         2,615,996    162,125                    5,500           902,034
       -------------------------------------------------------------------------------------------------------
       To ratify the appointment of
       Arthur Andersen LLP as
       independent auditors of the
       Company                             3,666,750     12,900                    6,005
       -------------------------------------------------------------------------------------------------------

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------------------------------------
       (a) No reports on Form 8-K were filed during the quarter ended June 30,
           1997.


                                  SIGNATURES

           Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          GEERLINGS & WADE, INC.
                                          (Registrant)


                                          By: /s/ Jay L. Essa
                                              ----------------------------------
                                              Name: Jay L. Essa
                                              Title: President and Chief
                                                      Executive Officer


                                          By: /s/ David R. Pearce
                                              ----------------------------------
                                              Name: David R. Pearce
                                              Title: Vice President and Chief
                                                      Financial Officer



Dated:  August 13, 1997