Form 10-Q
period 1997-09-30
GEERLINGS & WADE INC
filed 1997-11-13
CIK 922810

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

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

                          Par Value          Date            Number of Shares
                          ---------          ----            ----------------
     Common Stock         $.01          November 14, 1997         3,781,343

                            GEERLINGS & WADE, INC.
                                     INDEX


                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Balance Sheets at December 31, 1996 and
               September 30, 1997 (Unaudited)................................  2

               Statements of Operations for the Quarters Ended September 28, 1996 and September 30, 1997 and for the Nine Months Ended
               September 28, 1996 and September 30, 1997 (Unaudited).........  3

               Statements of Cash Flows for the Nine Months Ended September
               28, 1996 and September 30, 1997 (Unaudited)...................  4

               Notes to Financial Statements.................................  5

      Item 2.  Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations.................................................  6

PART II. OTHER INFORMATION

      Item 6.  Exhibits and Reports on Form 8-K..............................  9

SIGNATURES................................................................... 10

                        PART I.   FINANCIAL INFORMATION

Item  1.  Financial Statements

                            GEERLINGS & WADE, INC.
                                BALANCE SHEETS
                                  (Unaudited)



                                               December 31,    September 30,
                                                      1996             1997
                                               -----------     ------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                   $     774,514   $     214,062
  Accounts receivable                               307,409         137,519
  Inventory                                       8,359,765      10,878,750
  Prepaid mailing costs                             813,208       1,083,692
  Prepaid expenses                                  312,158         945,251
  Refundable income taxes                            14,241           7,924
  Deferred income taxes                             500,000         382,762
                                              -------------   -------------
     Total Current Assets                        11,081,295      13,649,960
                                              ------------   -------------
PROPERTY AND EQUIPMENT, AT COST                   2,531,660       2,693,458
  Less-Accumulated Depreciation                     910,112       1,158,864
                                              -------------   -------------
                                                  1,621,548       1,534,594
                                              -------------   -------------
OTHER ASSETS                                        249,425         118,812
                                              $  12,952,268   $  15,303,366
                                              =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Line of credit                              $     939,019   $     993,060
  Accounts payable                                1,114,413       2,863,480
  Deferred revenue                                  542,305         492,303
  Accrued expenses                                  440,148         496,285
                                              -------------   -------------
     Total Current Liabilities                    3,035,885       4,845,128
                                              -------------   -------------

DEFERRED REVENUE, LESS CURRENT PORTION              390,868         559,268
                                              -------------   -------------

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value-
     Authorized-1,000,000 shares
     Outstanding-none
  Common stock, $.01 par value-
     Authorized-10,000,000 shares-
     Issued and outstanding-3,777,525 and
       3,779,380 shares in 1996 and 1997,
       respectively                                  37,774          37,794
  Additional paid-in capital                      9,716,256       9,722,740
  Retained earnings (deficit)                      (228,515)        138,436
                                              -------------   -------------
     Total Stockholders' Equity                   9,525,515       9,898,970
                                              -------------   -------------
                                              $  12,952,268   $  15,303,366
                                              =============   =============


The accompanying notes are an integral part of these financial statements.

                            GEERLINGS & WADE, INC.
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                            Quarter Ended                           Nine Months Ended
                                                  September 28,        September 30,        September 28,        September 30,
                                                          1996                 1997                 1996                 1997
                                                  ------------         ------------         ------------         ------------
Sales                                             $  7,170,704         $  7,258,227         $ 22,030,693         $ 22,780,395
Cost of Sales                                        3,956,956            4,072,544           12,024,052           12,414,990
                                                  ------------         ------------         ------------         ------------
Gross Profit                                         3,213,748            3,185,683           10,006,641           10,365,405
Selling, general and administrative expenses         3,192,017            2,990,969           10,260,230            9,764,652
                                                  ------------         ------------         ------------         ------------
Income (loss) from operations                           21,731              194,714             (253,589)             600,753
Interest income                                             --                1,332                   --               20,818
Interest expense                                       (76,914)              (3,017)            (209,564)              (8,620)
                                                  ------------         ------------         ------------         ------------
Income (loss) before income taxes                      (55,183)             193,029             (463,153)             612,951
Provison (benefit) for income taxes                    (21,000)              78,000             (184,000)             246,000
                                                  ------------         ------------         ------------         ------------
Net income (loss)                                 $    (34,183)        $    115,029         $   (279,153)        $    366,951
                                                  ============         ============         ============         ============

Net income (loss) per share                       $      (0.01)        $       0.03         $      (0.07)        $       0.10
                                                  ============         ============         ============         ============
Weighted average common shares and
equivalents outstanding                              3,776,000            3,799,379            3,776,000            3,793,603
                                                  ============         ============         ============         ============

The accompanying notes are an integral part of these financial statements.

                            GEERLINGS & WADE, INC.
                            STATEMENT OF CASH FLOWS
                                  (Unaudited)


                                                                                            Nine Months Ended
                                                                                      September 28,      September 30,
                                                                                              1996               1997
                                                                                       ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                                                    $     (279,153)   $     366,951
  Adjustments to reconcile net income (loss) to net cash provided by (used in)
    operating activities--
     Depreciation and amortization                                                            356,144          403,252
     Deferred income taxes                                                                   (184,912)         118,150
     Loss from disposition of fixed asset                                                          --            2,083
  Changes in current assets and liabilities--
     Accounts receivable                                                                     (205,853)         169,889
     Inventory                                                                              1,172,698       (2,518,985)
     Prepaid mailing costs                                                                     44,771         (270,484)
     Prepaied expenses                                                                        (60,735)        (654,610)
     Refundable income taxes                                                                  594,953            6,317
     Accounts payable                                                                        (848,173)       1,749,068
     Deferred revenue                                                                         (57,430)         118,398
     Accrued expenses                                                                          11,783           56,137
                                                                                       --------------    -------------
         Net cash provided by (used in) operating activities                                  544,093         (453,834)
                                                                                       --------------    -------------
CASH FLOWS FROM INVESTIING ACTIVITIES:
  Purchases of property and equipment, net                                                   (597,050)        (306,441)
  Proceeds from the sale of property and equipment                                                 --           41,550
  Change in other assets                                                                      (45,109)          97,728
                                                                                       --------------    -------------
         Net cash used in investing activities                                               (642,159)        (167,163)
                                                                                       --------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on line of credit                                                              7,083,951        1,731,014
  Repayments on line of credit                                                             (7,093,500)      (1,676,973)
  Proceeds from stock purchase plan                                                            10,951            6,504
                                                                                       --------------    -------------
         Net cash provided by (used in) financing activities                                    1,402           60,545
                                                                                       --------------    -------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                     (96,664)        (560,452)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                809,828          774,514
                                                                                       --------------    -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                               $      713,164    $     214,062
                                                                                       ==============    =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Cash paid during the period-
  Interest                                                                             $      212,951    $       8,620
                                                                                       ==============    =============

ITEMS NOT AFFECTING CASH FLOWS:
  Income tax benefit of stock options exercises                                        $           --    $          --
                                                                                       ==============    =============

The accompanying notes are an integral part of these financial statements.

                         Notes to Financial Statements

1.  Basis of Presentation
    ---------------------

The interim period information set forth in these financial statements is unaudited and may be subject to normal year-end adjustments. In the opinion of management, the information reflects all adjustments, which consist of normal recurring accruals that are considered necessary to present a fair statement of the results of operations of Geerlings & Wade, Inc. (the "Company") for the interim periods presented. The operating results for the quarter ended September 30, 1997 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 1997.

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

2.  Net Income (Loss) per Share Data
    --------------------------------

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents, which are calculated using the treasury stock method, are included in the computation of weighted average common shares outstanding when their effect upon earnings per share is dilutive. The weighted average number of shares used in the computation for the quarter ended September 30, 1997 was 3,799,379 and for the quarter ended September 28, 1996 was 3,776,000. The weighted average number of shares used in the computation for the nine months ended September 30, 1997 was 3,793,603 and for the nine months ended September 28, 1996 was 3,776,000.

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

QUARTERS ENDED SEPTEMBER 28, 1996 AND SEPTEMBER 30, 1997

Sales

     Sales increased $87,000, or 1.2%, from $7,171,000 in the quarter September 28, 1996 to $7,258,000 in the quarter ended September 30, 1997. The increase in sales from the prior year in large part resulted from additional sales generated by new programs such as telemarketing and e-mail advertising and by increased membership sales but was offset by lower sales from acquisition and catalog orders due to the delay of mailing these marketing pieces. In 1996, the fourth acquisition mailing and the first drop of the fall catalog were mailed in September, whereas the mailing of these marketing pieces were delayed until the beginning of the fourth quarter of 1997. Sales decreased 1.5% in markets in which the Company has been open since 1994, while sales increased 4.7% in markets opened in 1995. Sales continue to increase in markets opened after 1994 because the penetration rates are lower than in older markets. The circulation of acquisition mail as a percentage of total circulation into those markets and response rates to the acquisition mail is higher than the comparable percentages for older markets. The number of twelve-bottle equivalent cases ("cases") sold by the Company increased by 6,003, or 9.4%, from 64,025 in the quarter ended September 28, 1996 to 70,028 in the quarter ended September 30, 1997. The average case price decreased by $8.22, or 7.5%, from $109.57 in the quarter ended September 28, 1996 to $101.35 in the quarter ended September 30, 1997.
The average case price decreased principally as a result of offering a new product mix with overall lower prices and due to reducing prices of older inventory to promote the sale of this older product. The average number of cases purchased per customer order was 1.20 in the quarter ended September 30, 1997 compared to 1.15 in the comparable fiscal quarter of 1996.

Gross Profit

     Gross profit decreased $28,000, or 1.0%, from $3,214,000 in the quarter ended September 28, 1996 to $3,186,000 in the quarter ended September 30, 1997. Gross profit as a percentage of sales decreased from 44.8% in the quarter ended September 28, 1996 to 43.9% in the quarter ended September 30, 1997. Gross profit attributable to wine sales decreased $4.41 per case, or 8.9%, from $49.66 per case in the quarter ended September 28, 1996 to $45.25 per case in the quarter ended September 30, 1997. The decrease in gross margin percentage and average gross profit resulted primarily from sales of older inventory at reduced pricing and sales of lower priced wines that generally produced lower gross margin dollars per case.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses decreased $201,000, or 6.3%, from $3,192,000 in the quarter ended September 28, 1996 to $2,991,000 in the quarter ended September 30, 1997, while decreasing as a percentage of sales from 44.5% in the quarter ended September 28, 1996 to 41.2% in the quarter ended September 30, 1997. The net decrease in selling, general and administrative expenses is largely attributable to a) lower net delivery costs due to charging $5.95 per case starting in the first quarter 1997 whereas in the same period of 1996 shipping and handling was $3.95 and b) continued cost reduction efforts and
c) lower marketing costs; this benefit was partially offset by increased salary expenses necessary to fulfill a greater number of orders and facility expenses related to opening the Michigan facility.

Interest

     Interest expense decreased $74,000 from $77,000 in the quarter ended September 28, 1996 to $3,000 in the quarter ended September 30, 1997, as a result of a decrease in average borrowings under the Company's line of credit. The Company earned interest income of $1,000 in the quarter ended September 30, 1997 compared to none in the quarter ended September 28, 1997. This increase is due to the Company's improved cash position.


NINE-MONTH PERIODS ENDED SEPTEMBER 28, 1996 AND SEPTEMBER 30, 1997

Sales

     Sales increased $750,000, or 3.4%, from $22,031,000 in the nine months ended September 28, 1996 to $22,780,000 in the nine months ended September 30, 1997. The increase in sales from the comparable period for the prior year resulted primarily from increased response rates to house mailings, the introduction of a spring catalog offering wines and wine accessories and the recognition of sales of Bordeaux futures in the second quarter of 1997 which
were not sold in the second quarter of 1996.   Sales decreased 0.4% in markets
in which the Company has been open since 1994, while sales increased 20.4% in markets opened in 1995. The number of cases sold by the Company increased by 21,452, or 10.9%, from 196,332 in the nine months ended September 28, 1996 to 217,784 in the nine months ended September 30, 1997. The average case price decreased by $8.51, or 7.8%, from $108.89 in the nine months ended September 28, 1996 to $100.38 in the nine months ended September 30, 1997. The average case price decreased primarily as a result of offering a new product mix with overall lower prices in the period and reducing prices on older inventory. The average number of cases purchased per customer order was 1.15 in the nine months ended September 30, 1997 compared to 1.12 in the comparable fiscal period of 1996.

Gross Profit

     Gross profit increased $359,000, or 3.6%, from $10,007,000 in the nine months ended September 28, 1996 to $10,365,000 in the nine months ended September 30, 1997. Gross profit as a percentage of sales increased from 45.4% in the nine months ended September 28, 1996 to 45.5% in the nine months ended September 30, 1997. Gross profit attributable to wine sales decreased $3.52 per case, or 7.0%, from $50.53 per case in the nine months ended September 28, 1996 to $47.01 per case in the nine months ended September 30, 1997. The increase in gross profit percentage resulted from selling lower-priced wines that bear higher margins but was offset in the second and third quarters by price reductions on older inventory to promote its sale. Average gross profit per case fell because the average price per case decreased which outweighed the increase of gross profit as a percentage of sales.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses decreased $495,000, or 4.8%, from $10,260,000 in the nine months ended September 28, 1996 to $9,765,000 in the nine months ended September 30, 1997. As a percentage of sales, these expenses decreased from 46.6% in the nine months ended September 28, 1996 to 42.9% in the nine months ended September 30, 1997. The net decrease in selling, general and administrative expenses is attributable to a) lower net delivery costs due to charging $5.95 per case for this period in 1997 whereas in the first quarter of 1996 shipping was free and in the second and third quarters of 1996 shipping was $3.95 per case and b) continued cost reduction efforts. The decrease in selling, general and administrative expenses was partially offset by increased salary expense necessary to fulfill a greater number of orders and increased marketing expenses primarily reflecting the cost to launch the spring catalog.

Interest

     Interest expense decreased $201,000 from $210,000 in the nine months ended September 28, 1996 to $9,000 in the nine months ended September 30, 1997, as a result of a decrease in average borrowings under the Company's line of credit. The Company earned interest income of $21,000 in the nine months ended September 30, 1997 compared to none in the nine months ended September 28, 1997. This increase is due to the Company's improved cash position.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

PROVISION FOR INCOME TAXES

     The Company's provision for income taxes for the nine months ended September 30, 1997 reflects an approximate 40% effective income tax rate
anticipated for the full year ended December 31, 1997.   During the quarter
ended September 30, 1997, the Company recorded a provision for income taxes of $78,000 for the quarter ended September 30, 1997and $246,000 for the nine months ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary working capital needs include purchases of inventory and the cost of prospect mailings and other expenses associated with promoting sales. As of September 30, 1997, the Company had cash and cash equivalents totaling $214,000. In addition, the Company has a credit facility with BankBoston comprised of a revolving, discretionary, demand line of credit in the maximum principal amount equal to the lesser of 50% of qualifying inventory or $5.0 million (the "Line of Credit"). The Line of Credit bears interest at BankBoston's base rate (which approximates the prime rate) plus three-quarters of a percent and is collateralized by substantially all of the assets of the Company. As of September 30, 1997, the Company had an outstanding balance of $993,000 under the Line of Credit.

     During the nine months ended September 30, 1997, net cash of $454,000 was used by operating activities, resulting principally from increases of inventory, deferred prospecting and prepaid expenses, which reductions were offset by an increase in accounts payable and a decrease in accounts receivable.

     Net cash of $167,000 was used for investing activities, representing primarily investments in computer systems.

     At December 31, 1996 and September 30, 1997, the Company had working capital of $8,045,000 and $8,805,000, respectively. The increase in working capital was primarily due to an increase in inventory, prepaid mailing costs, prepaid expenses, and accounts payable and was offset by a decrease in accounts receivable.

     The Company presently believes that cash flows from operations and current cash balances, together with the Line of Credit, will be sufficient to meet the Company's working capital and capital expenditure requirements for the foreseeable future.


EXCHANGE RATES

     The Company engages, from time to time, in currency-hedging activities related to firm commitments for the purchase of inventories in an effort to fix costs and manage the impact of exchange rate fluctuations. The Company has two foreign exchange lines of credit, which allow the Company to enter into forward currency exchange contracts of up to $1,000,000 maturing on any one day. As of September 30, 1997, the Company had no obligations with respect to forward currency exchange contracts.

PART II. OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) No reports on Form 8-K were filed during the quarter ended September 30, 1997.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       GEERLINGS & WADE, INC.
                                       (Registrant)



                                       By: /s/ Jay L. Essa
                                           ----------------
                                           Name:  Jay L. Essa
                                           Title: President and Chief
                                                   Executive Officer



                                       By: /s/ David R. Pearce
                                           -------------------
                                           Name:  David R. Pearce
                                           Title: Vice President and Chief
                                                   Financial Officer





Dated: November 14, 1997