Form 10-K405
period 1997-12-31
GEERLINGS & WADE INC
filed 1998-03-31
CIK 922810

                                   FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended December 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

            For the transition period from __________ to __________

                        COMMISSION FILE NUMBER 0-24048

                            GEERLINGS & WADE, INC.
            (Exact name of registrant as specified in its charter)

MASSACHUSETTS                                       04-2935863
(State or other jurisdiction of                     (IRS Employer
incorporation or organization)                      Identification Number)

960 TURNPIKE STREET, CANTON, MASSACHUSETTS           02021
(Address of Principal Executive Offices)            (Zip Code)

       Registrant's telephone number, including area code: 781-821-4152

          Securities registered pursuant to Section 12(b) of the Act:
                                     NONE


          Securities registered pursuant to Section 12(g) of the Act:
   COMMON STOCK, PAR VALUE $0.01 PER SHARE LISTED ON THE NASDAQ STOCK MARKET

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of Common Stock of the registrant held by non-affiliates of the registrant was approximately $9,535,986 on March 20, 1998. For purposes of the foregoing sentence, the term "affiliate" includes each director and executive officer of the registrant.

      3,785,316 shares of Common Stock were outstanding at March 20, 1998

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement relating to the registrant's 1998 Annual Meeting of Stockholders ("Proxy Statement") to be filed pursuant to Regulation 14A are incorporated by reference in Part III of this Report.

                       EXHIBIT INDEX APPEARS ON PAGE 27.
                              Page 1 of 30 pages.

                                    PART I

                          FORWARD-LOOKING STATEMENTS

     This Annual Report contains forward-looking statements as defined under the Federal Securities Laws. Actual results could vary materially. Factors that could cause actual results to vary materially are described herein and in other documents. Readers should pay particular attention to the considerations described in the section of this report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors that May Affect Future Results." Readers should also carefully review the risk factors described in the other documents the Company files from time to time with the Securities and Exchange Commission.

ITEM 1:  BUSINESS

GENERAL

     Geerlings & Wade, Inc. ("Geerlings & Wade" or the "Company"), incorporated in Massachusetts in 1994, is a direct marketer of premium imported and domestic wines, and wine-related merchandise to individual consumers. Through frequent mailings to existing and potential customers, the Company offers wines selected on the basis of their quality and price characteristics. The Company seeks to eliminate the "intimidation factor" in the consumer's wine purchasing decision by focusing on a relatively small number of wines and by providing information on their selection and enjoyment. The Company believes that it is developing a "Geerlings & Wade" image based on informative mailings, reliable wine recommendations, value pricing and ease of ordering and convenient delivery. Since the Company is in a retail industry, the sales generated in the fourth quarter are generally expected to be higher than in the other quarters.

     The Company seeks to comply with myriad of applicable laws and regulations which govern the sale of wine on a federal, state and local level. The Company is required by law to operate licensed facilities or otherwise be permitted to sell wine to individual consumers in each state in which it operates. Geerlings & Wade opened its first licensed facility in Massachusetts in 1988. Since then, the Company has opened additional licensed facilities in Connecticut (June
1991), New York (September 1991), Illinois (November 1991), Florida (April
1993), California (May 1993), New Jersey  (July 1993), Washington (December
1994), Virginia (January 1995), Ohio (April 1995), Minnesota (July 1995), Colorado (August 1995), Arizona (September 1995) and Michigan (July 1997). The Company ships wine to consumers in a limited number of additional states, but to date sales in such states have been relatively insignificant. In 1997, Nevada changed its liquor laws to permit shipment of wine from out-of-state retailers, and the Company commenced selling to Nevada customers in September 1997. The Company's active customers (customers who have made a purchase within the twelve preceding months) have increased from approximately 98,700 at December 31, 1996 to approximately 110,800 at December 31, 1997.

COMPANY STRATEGY

     The Company, as one of the leading direct marketers of premium wines, hopes to simplify the wine-buying process, educate the wine consumer and develop a loyal and broad customer base. The key elements of the Company's strategy to achieve these objectives include:

     Source Quality Wines and Offer Value Pricing. Geerlings & Wade primarily sources its imported wines directly from producers and negotiants (those persons who serve as intermediaries or agents to producers in the purchasing process) in the countries of origin. The Company primary sources domestic wines through wholesale channels with domestic negotiants, certain wineries and wine producers. In the case of both foreign and domestic wines, the Company at times purchases wine from traditional wholesalers. The Company selects only those wines that perform well in blind comparative tastings. The Company promotes value in its selections by offering only those wines, which the Company believes, demonstrate a combination of superior quality and price characteristics. These sourcing and selection techniques, combined with its ability to purchase in large quantities and manage the consolidation and transportation of its directly-sourced products, enable Geerlings & Wade to offer premium wines at attractive prices.

     Facilitate Purchasing Decisions and Educate Consumers. Geerlings & Wade believes that many consumers who buy wine through traditional retail channels experience difficulty in their purchasing decisions, due to their limited personal knowledge of wine and the general lack of dependable advice at the time of purchase. The Company seeks to eliminate this "intimidation factor" and facilitate the wine-buying process by focusing each offering on a relatively small number of wines that performed well in blind comparative tastings and offering the convenience of telephone ordering and home delivery. The Company continually provides its customers with information on various wine varietals (grape type), grape-growing regions and vintages, as well as recommendations on the selection, storage and enjoyment of wine. By educating its customers, the Company strives to give them greater confidence in their wine purchasing decisions.

     Enhance Productivity of Mailings. Geerlings & Wade seeks to improve the productivity of mailings to its existing customers by analyzing buying histories and tailoring the frequency and content of the Company's house mailings. The Company mails promotional offers to potential customers about five times per year to acquire new customers and build the "house file" of customers. The Company employs techniques designed to enhance response rates, lower costs and ultimately find new customers that will continue to place frequent and high dollar value orders for long periods.

     Apply Computer Systems to Enhance Operations. Geerlings & Wade has developed and seeks to maintain customized computer systems to integrate all major aspects of the Company's business to promote operational efficiencies and provide better customer service. The Company's systems integrate order processing; inventory planning, control and management; customer list and circulation management and analysis; and accounting and management reporting.

     Expand in Existing Markets. Geerlings & Wade believes that it has penetrated its current markets to a limited extent and that significant opportunities exist to increase sales in these markets among both current and new customers. The Company seeks to increase sales among its current customers by a variety of means, including enhancing its customers' appreciation of wine through education, broadening the selection of wine and purchasing options offered and attempting to make buying wine more convenient and less intimidating. The Company seeks to acquire new customers within existing markets through improvements in the content, quality and circulation management of its prospect mailings, and through direct-response print advertising and active encouragement of referrals from existing customers. The Company also plans to cater its product offers to match regional preferences of its customers. For example, the Company intends to present more domestically-produced wines to customers residing in the western U.S., who tend to buy a higher proportion of domestic wines than imported wines.

     Enter New Markets. Geerlings & Wade is licensed or otherwise authorized to sell wine to individual customers in twenty-three states comprising approximately 74% of the overall U.S. market for table wine. Certain states are designated as "control" states in which the state government owns and operates the liquor stores within its borders. These control states generally prohibit the sale of wine by private entities. However, there are additional states in which the Company can sell wine by obtaining applicable licenses. The Company is currently evaluating opportunities to obtain licenses in additional states in order to serve a larger customer base, although no assurance can be given that it will be successful in obtaining any additional licenses. Those states representing markets with both high consumption of table wine and a large number of mail-order prospects will be considered based on the Company's ability to overcome licensing and other regulatory obstacles to serve customers in such states.

COMPANY LITERATURE AND MAILINGS

     The Company sells wine to individual consumers who are 21 years of age or older primarily through targeted mailings. In addition to describing the distinguishing characteristics of the featured wines, each mailing contains general information intended to broaden the customer's knowledge of wines, wine producers and wine- producing regions, along with the Company's "tasting notes" and ratings. The Company's tasting notes and 100-point-scale ratings included with the mailing provide the consumer with detailed information on the subjective and objective qualities of each wine. The tasting notes describe each wine's most salient qualities, including color, bouquet and taste characteristics. Geerlings & Wade distributes primarily two types of promotional wine mailings: "house mailings" to its file of active customers and qualified leads and "prospect mailings" to potential customers obtained from rented mailing lists.

     House Mailings. Geerlings & Wade distributes house mailings to customers (those persons who have made a purchase) and qualified leads (those persons who have indicated an interest in being placed on the Company's mailing list but who have not yet purchased Geerlings and Wade products by mail). The marketing department determines the number and timing of house mailings to any individual based on various factors, including the wines offered, the wine prices, wine ratings, the season and frequency and amount of customer purchases. The Company uses the computer system to select and analyze which customers to target and strives to optimize sales, average order value and response rates in relation to marketing expenses. The Company further tailors the frequency and content of each house mailing and the wines featured to the particular market served. In addition to information on the featured wines, each mailing includes a personalized letter, an order form and a business reply envelope. In 1997, the Company sent approximately 2,885,000 house mailings, an increase of about 6.3% over the pieces mailed in 1996.

     The Company generally uses three types of house mailings:

     "Brochure Mailings" include a four-page brochure, which highlights one or two selected wines from a specific region. These brochures contain detailed descriptions of the wines being offered and information on the region from which they were produced, the vintage and the background of the producer and the quantitative and qualitative results of the tastings from which the featured wines were selected. In addition to the featured wines, these brochures typically offer six to eight additional wine selections, along with tasting notes and ratings for these wines. In 1996 and 1997, the Company mailed nineteen separate brochure mailings to its customers. Not all customers receive each brochure mailing.

     "Odds and Ends Mailings" offer a large selection of previously featured wines and some new wines available in limited quantities. These mailings expressly encourage customers to take advantage of what may be their last opportunity to purchase wines that they may have previously purchased and enjoyed. The Company normally mails one "Odds and Ends" mailing per quarter.

     Preferred Customer and Membership Mailings. Geerlings & Wade also creates and mails special offers to customers based on their purchasing behavior. For example, last holiday season, the Company mailed a special champagne offer to customers who purchased champagne from Geerlings & Wade in the past or whom it had reason to believe would likely purchase champagne. These preferred offers generate high responses from customers and enhance the personal touch of the Company's wine-selling service. The Company normally mails three to four preferred customer mailings each year. At least once a year, the Company mails a special mailing to its members in which it offers special wines.

     Prospect Mailings. The Company's primary method of acquiring new customers is its prospect mailing program. A typical prospect mailing explains the Company's selling concept, describes the particular wine being offered and contains an order form to purchase the wine. Names are obtained through rented lists, which are screened with a demographic profile consistent with the Company's existing customers. The Company generally offers prospective customers the option to purchase 6 or 12 bottles.

     Production. Most of Geerlings & Wade promotional mailings are created and designed in-house on a desktop publishing system. The in-house creation and design of house and prospect mailings allows flexibility for editorial changes
and results in significant cost and time savings.   Printing, production and
fulfillment (collating, folding, inserting and mailing) are performed commercially off-site. The Company seeks to reduce creative, printing and mailing costs to maximize the availability of funding for the purpose of acquiring new customers. Mailings generally include a personalized letter, the offering brochure, an order form and a return envelope.

     Catalog.   During 1997, Geerlings & Wade mailed a 24-page Spring Catalog and a 32-page Holiday Catalog featuring wine, wine-related merchandise and other products intended to complement the Company's wine offerings. The Company mailed the catalogs to both prospective and existing customers. The Company plans to further research the development of its catalog market and test different product offerings in 1998. In 1998, the Company will not mail a Spring Catalog and is expected to produce a more limited Holiday Catalog. The Company believes there is an opportunity to enhance sales to existing customers and expand its customer base through catalog mailings, but there is no assurance that this marketing vehicle will provide sales growth for the Company.

MERCHANDISING

     Geerlings & Wade offers its customers premium imported and domestic wines. Imported wines are sourced primarily from France, Italy, Australia and Chile. The Company's domestic wines are sourced primarily from California, many of which are sold under private labels, including the Company's own brands: Glass Ridge, J. Krant Cellars, Hamilton Estates, Alazar Winery, Amsbury Winery, Bryan Woods Winery, Devina Estates, Foxtail Vineyards & Winery, Domaine Paul, Jack Canyon Cellars, Lapis Lazuli Winery & Vineyards, Marc Cellars, Mariel Winery, Mira Luna, Mischler Estates, Penstemon, Red Brick Cellars, Rock Rabbit, Avalon, Rose Valley, San Valencia Winery and St. Carolyne Winery. The Company intends to promote its best-selling brands and build a long-term merchandising program that builds brand equity for these brands. By reinforcing brand recognition vintage after vintage by selling quality wines, the Company intends to encourage a strong demand for these brands among its customers and generate strong sales growth for these brands.

     The wines offered by the Company are selected based on consumption patterns and the Company's prior experience with a particular type of wine. In 1997, approximately 70% of the cases sold by the Company were imported wines and 30% were domestic. The Company's wines are generally sold within the price range of $69 to $1,000 per case, with average case prices of approximately $100 in 1997.

WINE SOURCING AND PURCHASING

     The Company sources imported and domestic wines through a network of producers, negotiants, importers and wholesalers. In 1997, the Company sourced directly from producers or negotiants a substantial majority of the cases it sold.

     The Company's sourcing methods differ from typical sourcing methods of wine retailers. The Company's sourcing techniques are more typical of a wholesaler/importer, in that it actively searches for and identifies wines from producers or negotiants. Through its active role in the sourcing decision, the Company makes its own determination as to the quality and price characteristics of the wine it sells, and thereby is assured of its ability to offer its customers wines of quality and value. Following selection and sourcing, the Company purchases both domestic and imported wines from licensed wholesalers located in each state where the Company maintains licensed facilities.

     The Company generally selects wines several months in advance of offering them for sale to coordinate availability, shipping and promotional mailing schedules. The Company selects most of these wines based on blind comparative tastings of samples judged on overall quality and price characteristics. The Company often tastes over fifty wines prior to making a featured selection and currently rates each wine on a 100-point scale. In order to foster movement of inventory, the majority of wine is specifically purchased to meet the Company's promotional mailing schedule.

     Sourcing Imported Wines. In 1997, the vast majority of imported wines sold by the Company were sourced directly from the countries of origin. The Company uses consultants for sourcing certain imported wines. Many European wines are purchased using the services of Mr. Peter van Hoof, a consultant to the Company, who visits European growers and negotiants and administers blind comparative tastings from his office in Rotterdam, The Netherlands. At the Company's headquarters, samples, including wine submitted by Mr. Van Hoof, are tasted and selected on a blind comparison basis by the Company's Wine Director, Mr. Francis Sanders. Mr. Sanders also compares the samples against widely available brand-name wines.

     Sourcing Domestic Wines. In 1997, a substantial majority of the Company's domestic wines were sourced through wholesale channels with domestic negotiants and certain wineries and wine producers, and the remaining wines, national brands, were purchased from wholesalers. The Company sources many wines through its primary domestic negotiant, Codera Wine Group, Inc. ("Codera") of Grayton, California. Codera sources wines in the United States from many high-quality producers and makes and sells its own national wine brands. Codera continuously reviews wines at various stages of production and forwards selected samples to the Company. After the Company has selected a particular wine from among the samples forwarded by Codera, Codera coordinates finish vinification and bottling of the wine under a number of private labels, including the Company's own brands. In addition, Codera has occasionally identified branded products for purchase by the Company.

     The Company also sources wines directly from various California wineries. As a high-volume purchaser, the Company is directly approached by wineries and wine producers with offers to purchase wine lots of various sizes. These wines are reviewed based on their quality and price characteristics.

     Wines Sourced by Others. Geerlings & Wade also purchases non-proprietary wines which have been sourced independently of the Company. Due to the Company's ability to purchase in large quantities, it is frequently approached by importers and wholesalers. Wines forwarded to the Company are reviewed according to the same quality and price standards as other wines sourced by the Company. Geerlings and Wade believes by maintaining these relationships with quality wine suppliers, it can enhance its opportunity of uncovering wines of acceptable quality at attractive prices.

INFORMATION SYSTEMS AND TECHNOLOGY

     The Company seeks to maintain computer-based systems to integrate all major aspects of the Company's business, including order processing, inventory planning and management, customer list and circulation management and analysis, and financial and management reporting. The Company's system was developed in-house and is based on client-server software purchased by the Company. In 1997, the Company upgraded much of its computer hardware to improve processing time and reliability. The Company had previously announced plans to convert to an integrated, direct marketing software package from an outside vendor. The Company has recently decided not to use that software package and is reviewing alternatives to upgrade or replace its existing software.

     The Company's customized order processing system integrates order entry with each of the Company's licensed facilities and provides the on-line, real-time information processing capabilities necessary for prompt delivery to customers and resolution of customer service issues. The system allows telephone orders to be captured on-line and mail orders to be efficiently processed. The names and addresses of individuals who have responded to mailings by ordering or by requesting inclusion in the Company's mailing list are entered in the Company's database and assigned an "import number" which appears on all customer correspondence and is used to track account activity. The system provides the Company's customer service representatives access to an array of product and customer information during order processing. The Company believes the customer information provided by the system, including tasting notes, purchasing and billing histories, delivery instructions and prospective shipping dates, enhances the quality of service to its customers.

     The Company's system provides real-time inventory management. The Company maintains access to running totals of case sales by market, warehouse inventory, products in transit to each warehouse and customer delivery logs, all designed to arrange for prompt and convenient delivery to customers. Regulatory requirements have been incorporated into the software to allow the Company to manage inventory centrally for each of its licensed facilities.

     The Company continually updates its database of customer names and purchasing histories to maximize the productivity of house and prospect mailings. The system's database provides the Company with a flexible system that offers highly sophisticated data manipulation which enables the Company to target its marketing programs to specific segments of its customer base. The system also provides extensive reporting capabilities that allow the Company to evaluate the effectiveness of its mailings and assist the Company in its business planning.

     The Company's computerized telephone system allows the Company to monitor the volume of incoming calls, monitor customer service representatives and record other useful information. The system is expandable, permitting the Company to add lines as necessary to increase its customer service capabilities.

MARKETING

     The goal of the Company's marketing program is to expand and improve the Company's customer base and establish and maintain customer loyalty through informative marketing literature that offers quality wines at competitive prices. The Company monitors its progress in attaining this goal by tracking new customer accounts and customer retention statistics. In 1997, the Company made some progress in lowering customer attrition rates over 1996. The Company plans to promote customer retention through increased telemarketing and mailing special offers to first- and second-time buyers and to customers who purchased many times historically, but not in the last 12 months.

     The Company's ongoing marketing programs are designed to generate information concerning existing and new customers and customer groups. This information is incorporated into the Company's database and is used to target and acquire new customers, increase the average order value of customer purchases and enhance the Company's customer service capabilities.

     New Marketing Programs. In addition to its present direct-mail formats, in 1997 the Company tested alternative channels of direct marketing to enhance sales and increase its customer base. These alternatives included launching a "wine-of-the-month" continuity program in which customers or their gift recipients receive two bottles of wines each month. The first mailing in September yielded unsatisfactory results and the Company plans to test different offers in 1998 in an effort to improve the results from this type of marketing program. Additionally, the Company initiated several "affinity" marketing programs with corporate partners such as America West, Brookstone, American Express and Skymall. Each of these programs are unique but generally designed to market Geerlings & Wade wines to the customer base of each corporate partner. Some programs are presented as wine clubs sponsored by the corporate partner and others are presented as Geerlings & Wade offers endorsed by the corporate partner. The Company experienced various degrees of success with these programs and intends to further develop this marketing channel in 1998 and beyond. The estimated dollar amount spent during 1996 and 1997 on development of new marketing programs was approximately $45,000 and $220,000 respectively. As mentioned earlier, the Company telemarketed its products to prospective customers, recent customers and customers who have not purchased for some time in 1997. There can be no assurance that these marketing channels will have a favorable impact on operations.

     Internet Commerce. In 1998, Geerlings & Wade expects to launch a new web site in which customers can learn about the Company, its products and, most importantly, order wine electronically. Internet commerce is at its infancy, but the Company believes customers will, over time, migrate to purchasing products on-line. Sales associated with advertisements placed over the Internet will be made, or limited, in compliance with the applicable law. The Company will periodically refresh the product offering and enhance the web site by adding services and products as it learns more about this new sales channel.

     Membership. To increase customer loyalty, Geerlings & Wade offers customers the opportunity to purchase one- and three-year memberships. The Company offers memberships in each state in which it operates, with the exceptions of Connecticut and Ohio. Members are given a personalized membership card, assured of being maintained on the mailing list, and, except in Massachusetts, realize savings on each case of wine purchased during the term of the membership. In order to comply with regulatory restrictions in Massachusetts, the Company charges its non-members for delivery and offers its members free delivery on their 12-bottle case purchases. On occasion, the membership program has generated regulatory scrutiny, and there is no assurance that the Company will be able to continue its membership programs in their current forms in existing jurisdictions or those jurisdictions in which the Company may become licensed in the future. As of December 31, 1997, the Company had approximately 44,100 members, and of the 12-month customers, approximately 25% were members as of December 31, 1997.

CUSTOMER SERVICE

     Customers send the Company orders by e-mail, mail, telephone (1-800-782-
WINE) and fax (1-800-FAX-8466). The Company accepts orders and makes sales in accordance with applicable law. Sales are consummated in the appropriate Company licensed facility. The Company's customer service representatives assist customers in purchasing decisions, process product orders and respond to customer inquiries on wine information, pricing and availability. The customer service group responds to approximately 1,000 telephone calls each day on average. Through the Company's on-line systems, customer service representatives can quickly access a customer's complete transaction history, including all prior purchases, payment and delivery information. When processing orders, customer service representatives have complete listings of all available products, as well as tasting notes and ratings. When the offices of the Company are closed, customers may leave orders on a voice messaging system. The Company accepts the return of unopened bottles from dissatisfied customers and credits a customer for all returns. Returns and credits were approximately two percent of net sales for each of the last three years.

COMPETITION

     The retail wine business is highly competitive. The Company competes with supermarkets, wine specialty stores, retail liquor stores, wine merchants which advertise delivery of products in specialty publications and an increasingly larger number of companies specializing in direct marketing of wine at retail, including companies which are presently marketing on the Internet. Many of these competitors have significantly greater resources than the Company and sell branded products not offered by the Company.

     The Company believes that by providing quality wines at competitive prices coupled with a high level of service, the ability to source wines directly from producers and the convenience of direct delivery, it can achieve a competitive advantage over supermarkets, retail liquor stores, wine specialty stores and other wine merchants. The Company believes that it has achieved a competitive advantage over current direct delivery or direct marketing competitors and potential new entrants by successfully obtaining retail licenses in each of its markets, by being an early entrant in many of its markets, by exploiting computer technology in the management of its operations and its direct marketing programs and by creating a loyal customer base of repeat customers. In addition, the Company believes that it distinguishes itself from its direct mail or Internet competitors by seeking to operate its highly regulated business in adherence to applicable law and regulation. However, there can be no assurance that the Company will be able to continue to compete effectively against existing competitors or new competitors that may enter the market in the future.

COMPANY OPERATIONS WITHIN REGULATORY FRAMEWORK

     Regulatory Framework. The alcoholic beverage industry is highly regulated and subject to change. Extensive and complex regulation at the federal and state levels has resulted in what is known as the "three-tier licensing system." At the first tier are manufacturers and importers who are licensed to sell to the second tier, wholesalers. Wholesalers in turn supply the third tier, retailers, who ultimately sell to the public. Each tier is subject to various restrictions on its activities. Geerlings and Wade is in the third tier. In virtually all states, retailers are granted a license that enables them to sell products solely to consumers within that state. A small number of states allow interstate sales to those states having reciprocal licensing arrangements (for example, a retailer may ship from California to Oregon, Idaho and New Mexico). In addition, regulatory restrictions prohibit a retailer with licensed facilities in multiple states from transferring inventories between its own facilities. In order to acquire and maintain a retail license to sell within a particular state, a retailer must have a physical presence (for example, own or lease a warehouse or other licensed facility) in that state. A retailer engaged in direct marketing is further limited in its ability to sell alcoholic beverages by restrictions imposed by various state laws on the method of delivery to consumers. For example, United Parcel Service (UPS) is not licensed to provide intrastate delivery of alcoholic beverages sold by the Company in Massachusetts, New Jersey or Colorado. In addition, many Southern states, including Alabama, South Carolina, Tennessee and Georgia prohibit the retail delivery of alcoholic beverages altogether. For this reason, the Company delivers its own products in New Jersey and Massachusetts and contracts with local couriers in Arizona, Colorado and Minnesota to deliver orders to the Company's customers.

     Company Licensing and Regulatory Matters. The Company holds retail licenses in the fourteen states where it maintains licensed facilities, which are typically renewed on a yearly basis. The Company is also permitted, from its California or Illinois facilities, to sell and ship to consumers in Oregon, Idaho, New Mexico, Missouri, and West Virginia under these states' "reciprocal shipment" laws. In addition, without obtaining additional licenses, the Company is permitted to sell and/or ship to consumers in Iowa, Louisiana, Nebraska and Nevada. Sales to consumers in Missouri and West Virginia to date have been relatively insignificant because of regulatory restrictions asserted against direct marketing and consumer advertising in those states.

     Most of the states where the Company is licensed have legal barriers against the Company also engaging in licensed wholesaler activities in such state. As such, the Company holds only retail licenses. All domestic and imported inventories are delivered by independent licensed wholesalers directly to each of the Company's licensed facilities. Because of the relatively unique nature of the Company's mail order operations within this regulatory framework, the Company occasionally receives inquiries from state regulators regarding its business practices. To date, such inquiries made during 1997 have not resulted in any actions by any such regulators that would have a material effect on the Company's business. The Company believes that it is in compliance in all material respects with all applicable licensing and other governmental regulations and that any failure in the past to comply with such regulations has not had, and is not expected to have, a material adverse impact on the Company's business.

     Customer Order Processing and Delivery. All customer orders are processed centrally and forwarded to an appropriate licensed facility for acceptance and fulfillment. The Company has developed extensive proprietary software to manage the process of ordering, consolidating, transporting and accounting for its inventory. Through computer software and systems, the Company has real-time access to running totals of case sales by state, warehouse inventory, in-transit wine purchases and customer deliveries, all designed to arrange for prompt delivery of wine to customers. The Company's software also ensures that customer orders are processed for acceptance by the proper licensed facility.

     The Company's facilities maintain regular hours and sales are made to walk-in customers. However, most of the Company's sales are made through home or office delivery. The Company ships wine directly to a customer from its licensed facility located in the state in which the customer resides (except with respect to those states to which the Company is authorized to ship from its California or Illinois facilities). An adult's signature is required for deliveries in all states and in all states where required, and in general, customer payments are received prior to the delivery of product.

     In Massachusetts, and in New Jersey, where UPS is not currently licensed to provide delivery of alcoholic beverages for retailers, the Company uses its own licensed vehicles and delivery personnel to make deliveries. The Company coordinates these deliveries from its Massachusetts headquarters, placing each order as it is received into a delivery route. The Company has established delivery routes covering each state and, depending on the frequency and concentration of orders, completes each route at least once a week. In certain circumstances, if a customer requires more prompt delivery, the order will be placed in an alternate route for delivery on an earlier day. Pickup of returns is performed by the drivers in the course of their normal routes.

     In California, Connecticut, Florida, Idaho, Illinois, Iowa, Missouri, Nebraska, New Mexico, New York, Nevada, Ohio, Oregon, Virginia, Washington and West Virginia, the Company uses UPS to make deliveries. In Arizona, Colorado and Minnesota, the Company uses licensed delivery companies to make deliveries. The Company has yet to commence selling in Louisiana although it has a license to do so. Orders from customers in the states in which UPS or other delivery companies are permitted to ship wine are transmitted on the day they are received to the appropriate licensed facility. Orders are packed into specially designed shipping containers and picked up by the delivery company daily. Most of these orders are shipped within 48 hours of receipt. Returns are picked up by the delivery company pursuant to issuance of a delivery company call tag request by a Company customer service representative and returned to the appropriate licensed facility.

SALES OR USE TAX

     The Company presently collects sales tax in each of the states in which it holds a license and which apply a sales tax to the sale of wine and wine accessories. These states are Arizona, California, Colorado, Connecticut, Florida, Illinois, Michigan, Minnesota, New York, New Jersey, Ohio, Virginia and Washington. Massachusetts does not impose sales tax on wine but does so on wine accessories. Since 1993, the Company has shipped wine to Oregon, Idaho, New Mexico, Missouri and West Virginia without collecting a sales or use tax or notifying consumers that a use tax payment may be required. Various states have attempted to impose on direct marketers the burden of collecting use taxes on the sale of products shipped to state residents. In 1992, the United States Supreme Court affirmed that it is unconstitutional for a state to impose use tax collection obligations on an out-of-state mail order company whose only contacts with the state are the distribution of advertising materials through the mail and subsequent delivery of purchased goods by parcel post and interstate common carriers. However, this decision acknowledged that Congress has the authority to enact legislation authorizing states to impose such obligations. On March 3, 1995, legislation was introduced in the United States Senate, which would authorize collection of certain state and local taxes with respect to mail order sales, delivery and use of tangible personal property. The Company cannot predict whether or when this legislation will be enacted. Given the Company's ability to collect sales tax in the jurisdictions indicated above, the Company does not believe the collection of use taxes would present an undue burden upon the Company in the event that it were determined that the Company was obligated to collect such taxes, and would have no significant impact on the administrative expenses of the Company or the prices charged to customers.

     Nevada and Louisiana passed state laws in 1997 that allow for out-of-state retailers to ship limited quantities of wine to residents in their states as long as use tax is collected from the consumers and remitted to the state. Louisiana also requires as a condition of cross-border sales that the retailer remit wine excise tax to the state for all wine shipped to its residents. Geerlings & Wade began shipping into Nevada in 1997 and collects and pays the use tax. In 1998, the Company intends to begin selling to Louisiana residents and likewise begin collecting use tax and remitting use and excise tax to the State of Louisiana.

TRADEMARKS

     The following are registered trademarks or service marks of the Company:
Geerlings & Wade Personal Wine Service, Geerlings & Wade Personal Wine Importers, J. Krant Cellars, Glass Ridge, Alazar Winery, Amsbury Winery, Lapis Lazuli Winery & Vineyards, St. Carolyne Winery, San Valencia Winery, Mariel Winery, Jack Canyon Cellars, Bryan Woods Winery, Mischler Estates, Hamilton Estates, Mira Luna, International Beer and Ale Society, Devina Estates and Domaine Paul. The Company has filed trademark or service mark applications with the United States Patent and Trademark Office for the following names: For the Love of Wine, Red Brick Cellars, Expeditions, They'll Remember You Not Once But Every Month, and Vintage Impressions Plus. The Company believes that its trademarks or service marks have significant value and are an important factor in the marketing of its products and the development of house brands.

EMPLOYEES

     As of December 31, 1997, the Company employed a total of 66 individuals on a full-time basis. The Company also uses part time employees on a regular basis at each of its licensed facilities and at its corporate headquarters. For example, in December 1997, one of the Company's peak sales periods, the ratio of full-time to part-time employees was 3 to 1.

ITEM 2:     PROPERTIES

     As of December 31, 1997, Geerlings & Wade operated fourteen licensed facilities. All of these facilities are leased, with the exception of the Company's California facility which is situated in a public warehouse, and are used to warehouse inventory. Each facility is centrally located with easy
access to major routes for delivery efficiencies.   Since December 31, 1997, the
Company has renewed its leases in Arizona, Colorado, Washington and Minnesota and has entered into a lease in Boston and plans to open a wine store at this location to serve walk-in retail customers.



                                                          APPROXIMATE
   FACILITY                             LOCATION         SQUARE FOOTAGE   EXPIRATION
   --------                             ---------        --------------   ----------

Executive offices,  customer service
 and licensed facility  Canton, MA                           32,000          2000
Licensed facility                       Carmel, NY           10,000          2000
Licensed facility                       Somers, CT            4,500          2001
Licensed facility                       Waukegan, IL          9,600          2001
Licensed facility                       Tampa, FL            10,000          2000
Licensed facility                       South River, NJ       4,000            *
Licensed facility (public warehouse)    San Jose, CA            **            **
Licensed facility                       Kent, WA              5,000          2001
Licensed facility                       Chantilly, VA         4,800          1999
Licensed facility                       Miamisburg, OH        5,900          2000
Licensed facility                       Denver, CO            6,800          2001
Licensed facility                       Tempe, AZ             6,600          2001
Licensed facility                       Bloomington, MN       4,700          2001
Licensed facility                       Ann Arbor, MI         5,300          1999
License pending                         Boston, MA            1,400          2001

* The Company presently rents the facility on a month-to-month basis and intends to negotiate a long-term lease.

** The public warehouse facility provides the Company with storage space on an as-needed basis. The Company's agreement with the public warehouse may be terminated by the public warehouse on 120-day notice.


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

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                PART II

ITEM 5:   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock trades on The Nasdaq Stock Market under the symbol "GEER". The following table sets forth, for the periods indicated, the high and low per share sales prices for the common stock as reported on the The Nasdaq Stock Market.

                              1996                             1997
                              ----                             ----
                      High             Low             High             Low
                      ----             ---             ----             ---

First Quarter         7 1/8           3 3/4            5 3/8           4 1/8
Second Quarter            6           3 3/4            5 7/8           3 1/4
Third Quarter             7           3 1/2            5 7/8           4
Fourth Quarter        7 1/4           4                5 1/2           3 9/16

Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.


     As of March 20, 1998, there were approximately 141 holders of record of the Company's common stock.

     The Company's capital stock consists of 10,000,000 authorized shares of common stock, par value $.01 per share, of which, as of March 20, 1998, 3,785,316 shares were issued and outstanding; and 1,000,000 authorized shares of preferred stock, par value $.01 per share, of which, as of March 20, 1998, no such shares were issued and outstanding.

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


                                                                                Years Ended December 31,
                                                  --------------------------------------------------------------------------------

                                                     1993              1994              1995               1996              1997
                                                     ----              ----              ----               ----              ----
                                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statements of Income Data:
Sales                                              $12,428           $20,292           $ 29,718           $31,501           $33,701
Cost of sales                                        6,898            10,780             16,138            17,188            18,185
                                                   -------           -------           --------           -------           -------
Gross profit                                         5,530             9,512             13,580            14,313            15,517
Selling, general and administrative expenses         4,954             7,849             14,690            14,427            14,066
                                                   -------           -------           --------           -------           -------
Income (loss) from operations                          576             1,663             (1,110)             (113)            1,450
Interest income (expense), net                         (35)               36                (37)             (257)              (23)

                                                   -------           -------           --------           -------           -------
Income (loss) before income taxes                      541             1,699             (1,147)             (370)            1,427
Provision (benefit) for income taxes                    50               403               (470)             (152)              604
                                                   -------           -------           --------           -------           -------
Net income (loss)                                  $   491           $ 1,296              ($677)            ($218)          $   823
                                                   =======           =======           ========           =======           =======

PRO FORMA STATEMENTS OF INCOME DATA(1):
Income (loss) before taxes, as reported            $   541           $ 1,699            ($1,147)            ($370)          $ 1,427
Provision (benefit) for income taxes                   216               636               (470)             (152)              604
                                                   -------           -------           --------           -------           -------
Net income (loss)                                  $   325           $ 1,063              ($677)            ($218)          $   823
                                                   =======           =======           ========           =======           =======
Net income (loss) per share
Basic                                              $  0.13           $  0.34             ($0.18)           ($0.06)          $  0.22
                                                   =======           =======           ========           =======           =======
Diluted                                                ---               ---                ---               ---           $  0.22
                                                   =======           =======           ========           =======           =======
Common shares and equivalents
Basic                                                2,475             3,156              3,755             3,776             3,780
Diluted                                                ---               ---                ---               ---             3,796

                                                                                      December 31,
                                                  --------------------------------------------------------------------------------

                                                     1993              1994              1995               1996              1997
                                                     ----              ----              ----               ----              ----
                                                                                    (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital                                    $ 1,207           $ 9,666           $  8,694           $ 8,045           $ 9,303
Total assets                                         4,766            13,529             16,717            12,952            16,124
Long-term debt, less current portion                   940               ---                ---               ---               ---
Total stockholders' equity                             546            10,060              9,733             9,526            10,362

-------------------------------
No cash dividends have been declared per common share for each year shown

(1) Net income and net income per share is reported on a pro forma basis for 1993 and 1994 to reflect what comparative results would have been had the Company been taxed as a C corporation for the entirety of 1993 and 1994. Results for 1995, 1996 and 1997 are reported on an actual basis.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

     Geerlings & Wade is a direct marketer of premium, imported and domestic wines and wine-related merchandise to individual consumers. In 1997, sales increased $2,201,000, or 7%, over sales of $31,501,000 in 1996. The increase in revenues did not meet the Company's expectation due to weaker-than-expected response rates to house mailings during the first four months of 1997. However, the Company achieved its primary goal for 1997, which was to earn a profit. The Company earned $1,450,000 in operating income in 1997 as compared to reporting a net operating loss of $113,000 for 1996. This marked improvement of $1,563,000 resulted from higher sales, increasing gross profit by sixty basis points, and reducing selling, general and administrative expenses by $360,000. Selling, general and administrative expenses were lowered by cutting delivery expenses, marketing expenses as a percentage of sales and overhead and by increasing shipping and handling fees. The Company has focused on hiring experienced people who can contribute to the Company's growth. In 1997, the Company persevered to reduce existing inventory and then purchased high quality wines to provide the best values for the customer. The Company operates from 14 licensed facilities in separate states to comply with laws and regulations related to the sale of wine. Having these separate locations creates special challenge to keep operating costs at acceptable levels. The Company continuously looks to lower these fixed costs and manage variable costs to improve operating margins.

     The Company opened its first licensed facility in 1988, three additional licensed facilities in each of 1991 and 1993, one facility in 1994, five facilities in 1995 and one in 1997. From these 14 facilities, the Company is able to serve customers in 23 states. Louisiana and Nevada changed their state laws in 1997 to allow for shipments into their states from out-of-state retailers. The Company commenced shipping to Nevada residents in late 1997 and plans to start selling to Louisiana residents in the second quarter of 1998.
The Company considers each area served by a licensed facility to be a separate market. After assessing international opportunities to sell wine directly, the Company has decided to pursue this type of expansion in several years if market conditions warrant so. To find ways to increase revenues in 1997, the Company tested various new marketing programs, including continuity ("wine of the month") programs, corporate affinity marketing programs and outbound telemarketing programs. These efforts are encouraging, and Geerlings & Wade plans to continue refining and developing these programs to increase revenues in the years to come. Spring and Holiday catalogs offering wine and wine-related accessories were mailed in 1997. Sales results from these marketing pieces encourage further development of the catalog in effort to make it a significant contributor to revenues in the future. The Company plans to mail a Holiday catalog in 1998.

     The Company's revenues are derived from the sale of wine, wine-related accessories and memberships. Sales from memberships and wine-related accessories were approximately 4% of overall revenues in 1996 and in 1997. The Company's sales growth between 1996 and 1997 reflects increased comparative state sales for all states ("markets") except Connecticut and New York. Comparative sales were down 7% for Connecticut and down 3% for New York. Comparative sales increased by 11% in Massachusetts, 5% in Illinois, 9% in Florida, 2% in California, 1% in New Jersey, 8% in Washington, 15% in Virginia, 19% in Ohio, 22% in Minnesota, 26% in Colorado and 26% in Arizona. Michigan was not open in 1996. The Company intends to increase sales in all markets in 1998 and will focus on adding sales in New York and Connecticut.

     The following table sets forth total sales by market for the periods indicated:

                                                Years Ended December 31,
                                              --------------------------
                                                    (in thousands)
                                                    --------------

MARKET                              1993             1994            1995             1996             1997
                                    ----             ----            ----             ----             ----
Massachusetts                      $ 3,916         $ 4,746          $ 5,970          $ 5,685          $ 6,310
Connecticut                          1,628           2,010            2,246            2,186            2,025
New York                             3,176           4,469            5,297            5,078            4,929
Illinois(1)                            891           1,603            2,418            2,563            2,702
Florida                                888           1,941            2,679            2,810            3,066
California(1)                        1,050           2,707            3,541            3,466            3,530
New Jersey                             879           2,742            3,795            3,637            3,658
Washington (December 1994)                              74              884            1,017            1,093
Virginia (January 1995)                                               1,398            1,707            1,963
Ohio (April 1995)                                                     1,123            2,017            2,402
Minnesota (July 1995)                                                   134              338              413
Colorado (July 1995)                                                    151              566              713
Arizona (September 1995)                                                 82              431              542
Michigan (June 1997)                                                                                      356
                                   -------         -------          -------          -------          -------

TOTALS                             $12,428         $20,292          $29,718          $31,501          $33,702
                                   =======         =======          =======          =======          =======

(1) Includes authorized sales into additional states.

     The Company believes that if customers develop trust in the Company's ability to select and deliver quality wines at attractive prices, they tend to make more wine purchases from the Company, including more expensive selections. In general, the Company sells its more expensive wines at a lower gross margin percentage than its less expensive wines. Consequently, the Company's gross profit as a percentage of sales diminishes if the average price point of the Company's product mix increases. The Company seeks to manage its gross profit through management of the average price point of its wines and overall product mix. The Company expects that its gross profit as a percentage of sales will continue to fluctuate depending upon the average price point of its product mix in each period, which in turn will be affected by the number of new customers generated by prospect mailings and other marketing programs under development. In 1997, the Company offered wines at lower prices more frequently than in the prior year. These lower prices generated lower average orders but the increase in number of orders more than offset the drop in revenues from lowering prices.

     The Company sent 22 house mailings in each of 1996 and 1997 and plans to mail the same number in 1998 to each of its active customers. By keeping the number of mailings constant, the marketing cost per customer remains relatively fixed. The Company is focusing its efforts to increase the average order size and order frequency to leverage its marketing costs and improve profitability. Although, the average case price was lower in 1997, the Company does not intend to adjust prices in the immediate future to encourage sales.

     In 1996, the Company sold its wine in quantities of 3, 6 and 12 bottles, and allowed customers to select a mix of any wines available in stock. In the fall of 1996, the Company decided to discontinue 3-bottle purchases due to the high cost of fulfilling each order measured as a percentage of sales. However, the Company intends to continue to offer 2- or 3- bottle shipments as part of gift packages offered in its catalogs or as part of the subscription or continuity programs in which the ability to pre-package shipments affords operating efficiencies that warrant promoting these types of offers. The Company uses the term "case" as an operating characteristic to describe any twelve-bottle equivalent unit.

RESULTS OF OPERATIONS

     For the periods indicated, the following table sets forth as a percentage of total sales certain items reflected in the Company's statements of income for the years ended December 31, 1995, 1996 and 1997 and pro forma statements of income for the years ended December 31, 1993 and 1994:

                                                         YEARS ENDED DECEMBER 31,
                                                         ------------------------

                                                 1993     1994     1995     1996     1997
                                                 ----     ----     ----     ----     ----
Sales                                            100.0%   100.0%   100.0%   100.0%   100.0%
Cost of sales                                     55.5     53.1     54.3     54.6     54.0
Gross profit                                      44.5     46.9     45.7     45.4     46.0
Selling, general and administrative expenses      39.9     38.7     49.4     45.8     41.7
Income (loss) from operations                      4.6      8.2     (3.7)    (0.4)     4.3
Interest (expense) income, net                    (0.3)     0.2     (0.2)    (0.8)    (0.1)
Income (loss) before income taxes                  4.3      8.4     (3.9)    (1.2)     4.2
Provision (benefit) for income taxes               0.4      2.0     (1.6)    (0.5)     1.8
Net income (loss)                                  3.9      6.4     (2.3)    (0.7)     2.4

Pro forma income before taxes                      4.3      8.4      ---      ---      ---
Pro forma income taxes                             1.7      3.1      ---      ---      ---
Pro forma net income                               2.6      5.3      ---      ---      ---

YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

SALES

     Sales increased $2,201,000 or 7%, from $31,502,000 in 1996 to $33,701,000 in 1997. This increase was attributable to a 3.3% sales increase for all markets opened prior to January 1, 1995 and a 18.6% sales increase for all markets opened after December 31, 1994, excluding Michigan which opened in 1997. Included in the 7% sales increase in 1997 were sales of $1,498,000 generated from the Company's 1997 catalogs, an increase of 55% over 1996 sales of $965,000. Sales increased $1,783,000, or 6%, from $29,718,000 in 1995 to
$31,501,000 in 1996. This increase
resulted from the combination of a 1% sales decline for markets opened prior to 1995 and a 75% increase for markets opened during 1995.

     The number of cases sold by the Company increased by 43,148, or 15.5%, to 321,395 in 1997 from 278,247 in 1996. From 1995 to 1996, the number of cases sold increased from 253,500 to 278,247, a 9.8% increase. The average case price for cases sold by the Company decreased from $110.19 in 1996 to $100.44 in 1997, an 8.8% decrease. This average price decrease was primarily due to a decision to offer wines at lower price points to generate higher sales and response rates. Geerlings & Wade believes this average price adjustment makes the Company more competitive. However, the Company does not see the need to lower prices further to compete in the market place. This does not preclude price adjustments that may be necessary to track price trends in the marketplace that may be precipitated by market factors such as a drop in the price of wine from suppliers or major changes in foreign currency exchange rates. In 1996, Geerlings & Wade changed the product mix to lower- priced products and discounted some product to reduce inventory. The average case price for cases sold by the Company decreased from $113.04 in 1995 to $110.19 in 1996, a 2.5% decrease. This average price decrease was primarily due to variations in the product mix sold between the two years. The average number of cases purchased per year increased from 2.82 in 1996 to 2.91 in 1997. This is an encouraging trend and one which the Company plans to foster. The average number of cases purchased per customer each year increased from 2.64 in 1995 to 2.82 in 1996. This increase was attributable, in part, to higher circulation of the house mailings, which have higher average orders than acquisition mailings and by the discontinuance of sales of 3-bottle shipments in the fall of 1996.

GROSS PROFIT

     In 1997, gross profit increased $1,203,000, or 8.4%, from $14,313,000 in
1996 to $15,517,000 in 1997 and increased as a percentage of sales from 45.4% in 1996 to 46.0% in 1997. This increase in gross profit resulted from improved purchasing by the Company and by favorable changes in foreign currency exchange rates. Gross profit increased $733,000, or 5.4%, from $13,580,000 in 1995 to $14,313,000 in 1996, while decreasing as a percentage of sales from 45.7% in 1995 to 45.4% in 1996. This decrease in gross profit as a percentage of sales resulted from higher wine costs and discounting of certain prices to reduce inventory of certain products. Gross profit per case was $48.28 in 1997, which was a decrease of $3.16 per case from $51.44 in 1996. In 1995, the gross profit per case was $53.57 per case. This trend results from lowering the average price paid for each case of wine sold by the Company. The Company hopes to reverse this trend now that the Company has realigned its product pricing and plans to improve gross margin as a percentage of sales by improved purchasing.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses fell by $360,000, or 2.5%, from $14,427,000 in 1996 to $14,067,000 in 1997, while decreasing as a percentage of sales from 45.8% in 1996 to 41.7% in 1997. This decrease in selling, general, and administrative expenses was primarily attributable to increasing shipping and handling fees to offset the related delivery expenses, reducing salaries and lowering the cost per piece of mail for prospecting campaigns. The opening of the Michigan facility added to the Company's fulfillment expense as did increased staffing in the customer service and sales departments which was done to improve the level of customer service. Marketing costs were marginally higher in 1997. Most of the increase resulted from mailing the additional catalog in the Spring of 1997. Selling, general and administrative expenses decreased $263,000, or 1.8%, from $14,690,000 in 1995 to

$14,427,000 in 1996, while decreasing as a percentage of sales from 49.4% in 1995 to 45.8% in 1996. Delivery expenses were reduced in 1996 by instituting less expensive packaging and by introducing a shipping and handling charge of $3.95 for 3-, 6- and 12- bottle cases beginning in April 1996. The Company also reduced costs in 1996 by mailing significantly fewer prospect mail pieces in 1996 than it did in 1995.

INTEREST INCOME (EXPENSE)

     Net interest expense decreased by $234,000, or 91.1%, from $257,000 of net interest expense to $23,000 of net expense in 1997. This dramatic drop in net interest expense was due to paying down the line of credit with cash generated from operations. In the second quarter of 1997, the line of credit was repaid and excess cash was invested in interest-bearing financial instruments. For 1996, net interest expense increased $220,000, or 595%, from net interest expense of $37,000 in 1995 to a net interest expense of $257,000 in 1996. This increase in net interest expense was due to increased borrowings under the Company's line of credit to support working capital needs throughout 1996.

PROVISION FOR INCOME TAXES

     The Company was subject to corporate level income taxes for the entirety of 1995, 1996 and 1997. Income taxes were benefited at approximately 41% in 1995 and 1996 and income taxes were provided at 42% in 1997. These tax rates are reflective of the Company's effective C corporation income tax rates in each of these periods.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary capital needs continue to be funding the cost of prospect mailings and purchases of inventory to support sales growth. As of December 31, 1997, the Company had cash and cash equivalents totaling $358,000. In addition, the Company has a credit facility with The First National Bank of Boston ("BankBoston") comprised of a revolving discretionary demand line of credit in the maximum principal amount equal to the lesser of 50% of qualifying inventory or $5.0 million (the "Line of Credit"). The Line of Credit bears interest at BankBoston's base rate (which approximates the prime rate) plus three quarters of one percent (3/4%), and is collateralized by substantially all of the assets of the Company. As of December 31, 1997, $1,901,000 was outstanding under the Line of Credit.

     In 1997, the Company generated $42,000 in cash from operating activities compared to generating $2,432,000 in 1996. The decrease in cash generated from operations resulted primarily from an increase in inventory of $2,625,000, in accounts receivable of $252,000 and in prepaid expenses of $700,000 but was offset by increases in accounts payable of $1,259,000, accrued expenses of $478,000, accrued sales, income and payroll tax of $691,000 and net income of $823,000.

    At December 31, 1997 and December 31, 1996 the Company had working capital of $9,303,000 and $8,045,000, respectively. The Company intends to lower inventory levels and expects to reach desired inventory levels in the second quarter of 1998. The Company expects that once reduced, inventory levels will fluctuate with seasonal demand and overall sales growth. As a result of the alcoholic beverage regulatory scheme within which the Company operates, the Company is required to maintain separate inventories in each of the markets in which it operates a licensed facility and is not permitted to transfer inventory between such facilities. As a result, the Company believes that its overall inventory levels are necessarily higher than would be required if the Company were not subject to such regulatory requirements.

     During 1997, net cash of $43,000 was used in investing activities. The Company used cash from operations and borrowings under its Line of Credit to invest approximately $193,000 in property and equipment. These purchases included approximately $120,000 in computer and telephone hardware and software enhancements, and $60,000 of leasehold improvements and furniture and fixtures purchases. The Company also invested $12,000 for equipment employed at its warehouses. The Company began using third-party delivery services in Arizona and Colorado in 1997, and, therefore, sold its delivery vehicles previously used for delivery in these states.

     During 1997, total cash used for financing activities was $415,000 of which $4,943,000 of borrowings under the Line of Credit was a source of funds and $4,900,000 was used for repayment of Line of Credit borrowings.

     The Company believes that cash flows from operations and current cash balances, together with the Line of Credit, will be sufficient to meet the Company's working capital needs and capital expenditure requirements for the foreseeable future.

Exchange Rates

     The Company engages in currency-hedging activities related to firm commitments for the purchase of inventories in an effort to fix costs and manage the impact of exchange rate fluctuations. The Company maintains two separate foreign exchange lines with BankBoston and The Chase Manhattan Bank, each of which allow the Company to enter into forward currency exchange contracts of up to $500,000 maturing on any one day. As of December 31, 1997, the Company had no foreign exchange contracts outstanding.

Factors That May Affect Future Results

     This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the Federal Securities Laws. Actual results could differ materially from those projected in the forward-looking statements as a result of certain risk factors, including but not limited to those set forth below, other one-time events and other important factors disclosed previously and from time to time in the Company's other filings with the Securities and Exchange Commission.

     Regulation. The alcoholic beverage industry is subject to extensive specialized regulation under state and Federal laws and regulations, including the following matters: licensing; the payment of excise taxes; advertising, trade and pricing practices; product labeling; sales to minors and intoxicated persons; changes in officers, directors, ownership or control; and, relationships among product producers, importers, wholesalers and retailers. While the Company believes that it is in material compliance with all applicable law and regulation, in the event that it should be determined that the Company is not in compliance with any applicable laws or regulations, the Company could become subject to cease and desist orders, injunctive proceedings, civil fines, license revocations and other penalties which could have a material adverse effect on the Company's business and its results of operations. There can be no assurance that new or revised laws or regulations, increased licensing fees, specialized taxes or other regulatory requirements will not have a material adverse effect on the Company's business and its results of operations. While to date the Company has been able to obtain and retain licenses necessary to sell wine at retail, the failure to obtain renewals or otherwise retain such licenses in one or more of the states in which the Company operates would have a material adverse effect on the Company's business and its results of operations. The Company's growth strategy includes expansion of its business into additional states; however, there can be no assurance that the Company will be successful in obtaining licenses in any additional states. Geerlings & Wade offers its customers the opportunity to purchase one- and three- year memberships. This membership program has from time to time generated regulatory scrutiny, and there can be no assurance that the Company will be able to continue its membership program in its current form in existing markets or that markets in which the Company may become licensed in the future will allow the sale of memberships, which could have a material adverse effect on the Company's business and results of operations.

     Limited Operating History; Management of Growth. Geerlings & Wade has a limited operating history upon which investors may evaluate its performance. Although the Company was profitable in 1997, the Company was not profitable in 1995 and 1996 and there can be no assurance that it will operate profitably in the future. In addition, the Company has only limited management, operational and financial resources to accommodate continued growth, should it occur. The Company's ability to manage growth effectively will require it to continue to implement and improve its operational and financial systems and to hire and train new employees. These demands are expected to require additional management resources and the development of additional expertise by existing management. The failure to manage growth effectively would have a material adverse effect on the Company. There can be no assurance that Geerlings & Wade will be able successfully to attract and retain the skilled and experienced personnel required to manage its business.

     Effectiveness and Cost of Mailings; Cost of Paper. The Company targets potential new customers and solicits orders from existing customers through direct mail marketing campaigns. Direct mail marketing campaigns are capital-intensive and the cost-effectiveness of such campaigns depends, to a large extent, upon the accuracy of assumptions and judgments made by the Company. There can be no assurance that such direct marketing campaigns will be completed on a cost-effective basis. The failure of any such marketing campaign to identify new customers or to generate new purchases from existing customers on a cost-effective basis may have a material adverse effect on the Company's business and results of operations. Increases in the cost of paper or printing could have a negative impact on the Company's business and results of operations to the extent that the Company is unable to pass on such increases directly to customers. The Company relies on the services of outside vendors to prepare and distribute its mailings in accordance with Company specifications and schedules. The failure of such outside vendors to perform such services according to Company specifications or to adhere to Company mailing schedules may have a material adverse effect on the Company's business and results of operations.

     Increases in Postage Rates; Dependence on Shippers. The Company's marketing efforts have traditionally been conducted through direct mail campaigns. As a result, increases in postage rates may have a material adverse effect on the Company's business and its results of operations. Except in Massachusetts and New Jersey, the Company is dependent upon delivery services provided by UPS or other licensed delivery companies. A work stoppage, strike or other interruption in service experienced by UPS or other delivery companies, like the UPS driver strike in 1997, may have a material adverse effect on the Company's business and its results of operations.

     Dependence on Wine Selection and Sourcing. To a large extent, the Company's success depends upon its wine selection and sourcing capabilities. There can be no assurance that the Company will be able to consistently develop a selection of wines that will enable the Company to maintain or expand its customer base. Most of the Company's wine is sourced by the Company, Mr. van Hoof or the Company's primary domestic negotiant, Codera Wine Group, Inc. The loss of services of either of these parties could have a material adverse effect on the Company and its results of operations. In the event that a wine proves to be unpopular for any reason, or the Company orders an excessive quantity of one or more wines, it may encounter liquidity problems under these circumstances which may have a material adverse effect on the Company and its results of operations.

     Dependence on Consumer Spending; Geographic Concentration of Customers. The success of Geerlings and Wade depends upon a number of factors related to the level of consumer spending, including the general state of the economy, federal and state tax rates and consumer confidence. Changes in consumer spending in both the national and regional economies can affect both the quantity and the price of wines that consumers are willing to purchase.

     Competition; Changes in Consumer Tastes. The Company competes with a broad range of wine specialty stores, retail liquor stores, other direct-mail wine merchants and certain supermarket stores, many of which may have significantly greater resources than the Company. Additionally, the Company's wines compete with other alcoholic and non-alcoholic beverages. There can be no assurance that the Company will be able to successfully compete with its current or future competition. Although consumption of premium wines in the United States has increased, there can be no assurance that changes in consumer preferences or tastes will not have a material adverse effect on the Company's business and results of operations.

     Health Issues. Since 1989, federal law has required health warning labels on all alcoholic beverages. Although an increasing number of research studies suggest that health benefits may result from the moderate consumption of wine, these suggestions have been widely challenged and a number of groups advocate increased governmental action to restrict consumption of alcoholic beverages. Restrictions on the sale and consumption of wine or increases in the taxes imposed on wine in response to concerns regarding health issues may have a material adverse effect on the Company's business and operating results. There can be no assurance that there will not be legal or regulatory challenges to the industry as a whole, and any such legal or regulatory challenge may have a material adverse effect on the Company's business and results of operations.

     Exchange Rates; Currency Fluctuations. The Company sources many of its wines from certain European countries and Australia and makes payment for such purchases in local currencies. From time to time, the Company engages in currency-hedging activities related to firm commitments for the purchase of inventories in an effort to fix costs and manage the impact of exchange rate fluctuations. Changes in exchange rates or currency fluctuations that disfavor the U.S. dollar could have a material adverse effect on the Company's business and results of operations.

     Excise Taxes, Customs Duties and Tariffs. The federal government and various states impose excise taxes, duties and tariffs on wine. Increases in the federal excise tax on wine, such as the 500% increase which was imposed in 1991, or increases in state excise tax levels, may have a material adverse
effect on the Company's business and its results of operations.   In 1997,
approximately 70% of the total cases of wine sold by the Company were imported. Increases in duty or tariff levels may have a material adverse effect on the Company's business and results of operations.

     Agricultural Conditions; Grape Supply. Wine making and grape growing are subject to a variety of agricultural risks. Various diseases and pests, drought, frosts and certain other weather conditions may have a material adverse effect on the quality and quantity of grapes available to producers, thereby having a material adverse effect on the cost of domestic or imported wines available to the Company and on the prices of wine established by the Company's competition.

     Year 2000 Compliance. The Company depends on computer systems for all phases of its operations, including production, sales, distribution and delivery. Because many of the Company's computer software programs recognize only the last two digits of the year in any date (e.g., "97" for "1997"), some software may fail to operate properly in 1999 and 2000 if the software is not reprogrammed or replaced (the "Year 2000 Problem"). The Company believes that many of its suppliers also have Year 2000 Problems, which could affect the Company. The Company intends to timely mitigate and/or prevent the adverse effects of the Year 2000 Problem, and to pursue compliance by suppliers. It is not possible, at present, to quantify the overall cost of this work, nor the financial effect of the Year 2000 Problem if it is not timely resolved. The Company presently believes, however, that the cost of fixing the Year 2000 Problem will not have a material adverse effect on the Company's financial position, liquidity or results from operations.

     Market Risk. The Company does not engage in activity involving market risk sensitive instruments that are material to the business.

ITEM 8:   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information called for by this item is indexed on page F-1 of this Report and is contained on the pages following said page F-1.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Certain information required by this Item is included under the captions "Executive Compensation - Executive Officers of the Company", "Election of Directors - Nominees for Election as Director at the Annual Meeting", "Directors Whose Terms Expire in 1999," "Director Whose Terms Expire in 2000" and "Information Concerning the Board and Its Committees" in the Proxy Statement for use in connection with the Company's 1998 Annual Meeting of Stockholders (the "Proxy Statement"), and is incorporated herein by reference.

ITEM 11:  EXECUTIVE COMPENSATION

     The information required by this Item is included under the captions "Executive Compensation - Summary Compensation Table," "Compensation Committee Report" and "Employment Arrangements" in the Proxy Statement, and is incorporated herein by reference.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is included under the caption "Ownership of Common Stock" in the Proxy Statement, and is incorporated herein by reference.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     N/A

                                    PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The financial statements and financial statement schedules filed as part of this Report are listed and indexed at Page F-1.

     Listed below are all Exhibits filed as part of this Report. Certain Exhibits are incorporated herein by reference to (i) the Company's Registration Statement on Form S-1 originally filed on May 5, 1994 (File No. 33-78624), and
(ii) documents previously filed by the Company with the Securities and Exchange Commission under the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended.

EXHIBIT                                                                            SEQUENTIAL
NO.                            DESCRIPTION                                         PAGE NO.
---------------------------------------------------------------------------------------------
3.1    Form of Amended and Restated Articles or Organization of the Company./1/
3.2    Amended and Restated By-laws of the Company./1/
4.1    Specimen Certificate of Common Stock./1,2/
4.2    Registration Rights Agreement by and among certain Stockholders and the
       Company./1/
10.1   Lease Agreement between the Company and Naughton Company
       dated April 11, 1994./1/
10.2   Lease Agreement between the Company and John Hancock Mutual Life
       Insurance Company dated July 31, 1992./1/
10.3   California Public Warehouse Letter Agreement./1/
10.4   Form of Employment Agreement for Phillip D. Wade./1//*/
10.5   Form of Employment Agreement for Huib E. Geerlings./1//*/
10.6   Consulting Agreement between the Company and Peter van Hoof effective as of April 1, 1994./1/
10.7   $2,500,000 demand Discretionary Line of Credit dated January 7, 1994, as amended by letter agreement dated April 27, 1994, between
       The First National Bank of Boston and the Company./1/
10.8   Promissory Note of the Company in favor of The First National Bank of Boston dated January 7, 1994./1/
10.9   Security Agreement between the Company and The First National Bank of Boston dated January 7, 1994./1/
10.10  Stock Option Plan, as amended./1//0/
10.11  Non-Employee Director Stock Option Plan./1/
10.12  Employee Stock Purchase Plan./1/
10.13  Lease Agreement between the Company and Pacific Realty Associates, L.P.
       dated July 18, 1994./4/
10.14  Lease Agreement between the Company and Flint Lee Limited Partnership dated August 31, 1994./4/
10.15  Lease Agreement between the Company and 47th Avenue Industrial Properties dated October 6, 1994./4/
10.16  Lease Agreement between the Company and Mehland Developers dated October 31, 1994./4/
10.17  Letter Agreement dated as of March 15, 1995 between the Company and the
       First National Bank of Boston./4/
10.18  Lease agreement between the Company and Hohokam Realty Condominiums dated
       October 31, 1994./5/

10.19  Lease agreement between the Company and Bruce K. and Gayle J. Hoyt dated
       November 23, 1994./6/
10.20  Master Agreement dated as of June 9, 1995 by and between Geerlings and
       Wade, Inc. and Chemical Bank, a New York banking corporation./6/
10.21  Lease Agreement between the Company and The Naughton Company dated
       August 16, 1995./7/
10.22  Lease Agreement between the Company and Cole Taylor Bank dated
       August 23, 1995./7/
10.23  $5,000,000 demand Discretionary Line of Credit dated January 7, 1994, as amended by letter agreement dated October 13, 1995, between The First
       National Bank of Boston and the Company./7/
10.24  Lease Agreement between the Company and Debra Campbell dated
       July 15, 1996./8/
10.25  Lease Agreement between the Company and Simon Champagne dated
       July 24, 1996./8/
10.26  Employment letter agreement between the Company and Jay L. Essa dated
       September 9, 1996./8//*/
10.27  Lease Agreement between the Company and Enviro-zyme International,
       Incorporated dated January 6, 1997./9/
10.28  Lease Agreement between the Company and William Eddy dated
       January 24, 1997./9/
10.29  Employment letter agreement between the Company and David R. Pearce dated
       November 8, 1996./ 9//*/
10.30  Lease Amendment between the Company and 47th Avenue South Properties, LLC dated February 1, 1998.
10.31  Lease Addendum between the Company and Mehland Developers dated January
       13, 1998.
10.32  Lease Amendment between the Company and PBP-N, Inc. dated October 9,
       1997.
10.33  Lease Agreement between the Company and 216-218 Newbury Street Realty
       Trust dated January 20, 1998.
10.34  Lease Amendment between the Company and Bruce K. Hoyt dated March 18,
       1998.
23     Consent of Arthur Andersen LLP.

_____________________________
/1/ Filed as an Exhibit to the Company's Registration Statement on Form S-1 filed on May 5, 1994 (File No. 33-78624) and incorporated by reference herein. /2/ Filed as an Exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-1 filed on June 9, 1994 (File No. 33-78624) and incorporated by reference herein.
/3/ Filed as an Exhibit to the Company's Form 10-Q for the quarterly period ended July 1, 1994 filed on August 15, 1994 (File No. 0-24048) and incorporated by reference herein.
/4/ Filed as an Exhibit to the Company's Form 10-K for the year ended December 31, 1994 (File No. 0-24048) and incorporated by reference herein.
/5/ Filed as an exhibit to the Company's Form 10-Q for the quarterly period ended March 31, 1995 filed on May 15, 1995 (File No. 0-24048) and incorporated by reference herein.
/6/ Filed as an exhibit to the Company's Form 10-Q for the quarterly period ended June 30, 1995 filed on August 14, 1995 (File No. 0-24048) and incorporated by reference herein.
/7/ Filed as an exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1995 filed on March 29, 1996 (File No. 0-24048) and incorporated by reference herein.
/8/ Filed as an exhibit to the Company's Form 10-Q for the quarterly period ended September 28, 1996 filed on November 12, 1996 (File No. 0-24048) and incorporated by reference herein.
/9/ Filed as an exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1996 filed on March 31, 1997 (File No. 0-24048) and incorporated by reference herein.
/10/ Filed as an axhibit to the Company's Registration Statement on Form S-8 filed on September 30, 1997 (File No. 333-36741) and incorporated by refrence herein.
* Management Contract or Compensation Plan
(b) No Current Reports on Form 8-K were filed by the Company during the fourth quarter of 1997.

                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  GEERLINGS & WADE, INC.


                                  /s/ Jay L. Essa
                                  -----------------------------------------
                                  Jay L. Essa
                                  President and Chief Executive Officer



Date:  March 27, 1998

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

       Signature                    Title                            Date
--------------------------------------------------------------------------------

/s/ Huib E. Geerlings       Chairman of the Board and             March 27, 1998
-------------------------   Director
Huib E. Geerlings


/s/ Jay L. Essa             President, Chief Executive Officer    March 27, 1998
-------------------------   Officer and Director
Jay L. Essa                 (Principal Executive Officer)


/s/ David R. Pearce         Vice President, Chief Financial       March 27, 1998
-------------------------   Officer, and Treasurer
David R. Pearce             (Principal Financial and
                            Accounting Officer)


/s/ Phillip D. Wade         Director                              March 27, 1998
-------------------------
Phillip D. Wade


/s/ James C. Curvey         Director                              March 27, 1998
-------------------------
James C. Curvey


/s/ John M. Connors, Jr.    Director                              March 27, 1998
-------------------------
John M. Connors, Jr.


/s/ Gordon R. Cooke         Director                              March 27, 1998
-------------------------
Gordon R. Cooke


/s/ Robert Webb             Director                              March 27, 1998
-------------------------
Robert Webb

                   INDEX OF EXHIBITS FILED WITH THIS REPORT

Exhibit No.                              Description                             Sequential Page No.
----------------------------------------------------------------------------------------------------
10.30  Lease Amendment between the Company and 47th Avenue South Properties,
       LLC dated February 1, 1998.
10.31  Lease Addendum between the Company and Mehland Developers dated
       January 13, 1998.
10.32  Lease Amendment between the Company and PBP-N, Inc. dated October 9, 1997.
10.33  Lease Agreement between the Company and 216-218 Newbury Street Realty
       Trust dated January 20, 1998.
10.34  Lease Amendment between the Company and Bruce K. Hoyt dated March 18,
       1998.
23     Consent of Arthur Andersen LLP.

                                     INDEX




                                                                         PAGE


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                 F-2


BALANCE SHEETS AS OF DECEMBER 31, 1997 AND 1996                          F-3


STATEMENTS OF OPERATIONS FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 1997                                    F-4


STATEMENTS OF STOCKHOLDERS' EQUITY FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 1997                                    F-5


STATEMENTS OF CASH FLOWS FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 1997                                    F-6


NOTES TO FINANCIAL STATEMENTS                                            F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Geerlings & Wade, Inc.:

We have audited the accompanying balance sheets of Geerlings & Wade, Inc. (a Massachusetts corporation) as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Geerlings & Wade, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



Boston, Massachusetts
January 30, 1998

                             GEERLINGS & WADE, INC.

                                 BALANCE SHEETS


                                    ASSETS

                                                           DECEMBER 31,
                                                       1996            1997
CURRENT ASSETS:
  Cash and cash equivalents                         $   774,514     $   358,043
  Accounts receivable                                   307,409         559,046
  Inventory                                           8,359,765      10,984,590
  Prepaid mailing costs                                 813,208         957,483
  Prepaid expenses and other current assets             326,399         987,034
  Deferred income taxes                                 500,000         855,910
                                                    -----------     -----------

        Total current assets                         11,081,295      14,702,106
                                                    -----------     -----------

PROPERTY AND EQUIPMENT, AT COST:
  Office and computer equipment                       1,988,855       2,103,555
  Motor vehicles                                        177,056          77,875
  Furniture and fixtures                                365,749         369,216
                                                    -----------     -----------
                                                      2,531,660       2,550,646

  Less--accumulated depreciation                        910,112       1,240,777
                                                    -----------     -----------
                                                      1,621,548       1,309,869
                                                    -----------     -----------

OTHER ASSETS                                            249,425         112,367
                                                    -----------     -----------

                                                    $12,952,268     $16,124,342
                                                    ===========     ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Cash overdraft                                    $   472,469     $         -
  Line of credit                                        939,019         982,395
  Accounts payable                                      641,944       1,900,761
  Current portion of deferred revenue                   542,305         766,392
  Deferred income taxes                                       -         141,000
  Accrued sales, income and payroll taxes               241,345         931,860
  Accrued expenses                                      198,803         677,098
                                                    -----------     -----------

        Total current liabilities                     3,035,885       5,399,506
                                                    -----------     -----------

DEFERRED REVENUE, LESS CURRENT PORTION                  390,868         363,163
                                                    -----------     -----------

COMMITMENTS (NOTE 5)

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value
    Authorized--1,000,000 shares
    Outstanding--none                                         -               -
  Common stock, $.01 par value
    Authorized--10,000,000 shares
    Issued and outstanding--3,777,525 shares
     and 3,781,343 shares in 1996 and 1997,
     respectively                                        37,774          37,812
   Additional paid-in capital                         9,716,256       9,729,781
   Retained (deficit) earnings                         (228,515)        594,080
                                                    -----------     -----------

        Total stockholders' equity                    9,525,515      10,361,673
                                                    -----------     -----------

                                                    $12,952,268     $16,124,342
                                                    ===========     ===========


   The accompanying notes are an integral part of these financial statements.

                             GEERLINGS & WADE, INC.

                            STATEMENTS OF OPERATIONS

                                                                            YEARS ENDED DECEMBER 31,
                                                                     1995            1996            1997
SALES                                                            $29,717,901      $31,501,236     $33,701,832

COST OF SALES                                                     16,138,372       17,187,877      18,185,364
                                                                 -----------      -----------     -----------

     Gross profit                                                 13,579,529       14,313,359      15,516,468

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                      14,690,116       14,426,514      14,066,529
                                                                 -----------      -----------     -----------

     Income (loss) from operations                                (1,110,587)        (113,155)      1,449,939

INTEREST INCOME                                                       67,273                -          20,975

INTEREST EXPENSE                                                    (103,831)        (257,259)        (44,319)
                                                                 -----------      -----------     -----------

     Income (loss) before provision (benefit) for income
     taxes                                                        (1,147,145)        (370,414)      1,426,595

(BENEFIT) PROVISION FOR INCOME TAXES                                (470,000)        (152,000)        604,000
                                                                 -----------      -----------     -----------

     Net income (loss)                                           $  (677,145)     $  (218,414)     $   822,595
                                                                 ===========      ===========      ===========

NET INCOME (LOSS) PER SHARE:
  Basic                                                          $     (0.18)     $     (0.06)     $      0.22
                                                                 ===========      ===========      ===========
  Diluted                                                        $     (0.18)     $     (0.06)     $      0.22
                                                                 ===========      ===========      ===========

WEIGHTED AVERAGE  COMMON AND COMMON EQUIVALENT SHARES
 OUTSTANDING (NOTE 3):
  Basic                                                            3,754,891        3,776,376        3,779,538
                                                                 ===========      ===========      ===========
  Diluted                                                          3,754,891        3,776,376        3,796,460
                                                                 ===========      ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                             GEERLINGS & WADE, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                                COMMON STOCK              ADDITIONAL          RETAINED          TOTAL
                                            NUMBER OF      $.01            PAID-IN            EARNINGS      STOCKHOLDERS'
                                             SHARES      PAR VALUE         CAPITAL           (DEFICIT)          EQUITY

BALANCE, DECEMBER 31, 1994                   3,725,000       $37,250        $9,356,188         $667,044        $10,060,482

 Exercise of common stock options               50,243           502           349,139                -            349,641

 Net loss                                            -             -                 -         (677,145)           (677,145)
                                             ---------       -------        ----------         --------            --------

BALANCE, DECEMBER 31, 1995                   3,775,243        37,752         9,705,327          (10,101)          9,732,978

 Issuance of stock under employee stock
  purchase plan                                  2,282            22            10,929                -             10,951


 Net loss                                            -             -                 -         (218,414)           (218,414)
                                             ---------       -------        ----------         --------            --------

BALANCE, DECEMBER 31, 1996                   3,777,525        37,774         9,716,256         (228,515)          9,525,515

 Issuance of stock under employee stock
  purchase plan                                  3,818            38            13,525                -             13,563

 Net income                                          -             -                 -          822,595            822,595
                                             ---------       -------        ----------          -------            -------

BALANCE, DECEMBER 31, 1997                   3,781,343       $37,812        $9,729,781         $594,080        $10,361,673
                                             =========       =======        ==========         ========        ===========


  The accompanying notes are an integral part of these financial statements.

                             GEERLINGS & WADE, INC.

                            STATEMENTS OF CASH FLOWS




                                                                                    YEARS ENDED DECEMBER 31,
                                                                         1995                 1996                1997

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                     $  (677,145)      $   (218,414)         $  $822,595
 Adjustments to reconcile net income (loss) to net cash (used
 in) provided by operating activities
  Depreciation and amortization                                            463,341            570,605              536,301
  Deferred income taxes                                                   (248,000)          (152,000)            (214,910)
  Gain on disposal of fixed asset                                                -            (16,102)              (5,707)
  Changes in current assets and liabilities
   Accounts receivable                                                       1,098           (245,439)            (251,637)
   Inventory                                                            (6,251,498)         3,673,800           (2,624,824)
   Prepaid mailing costs                                                    74,726            (13,120)            (144,275)
   Prepaid expenses and other assets                                      (433,761)           785,691             (699,486)
   Accounts payable                                                        (63,750)        (2,082,918)           1,258,818
   Deferred revenue                                                        439,525            100,422              196,382
   Accrued expenses                                                         60,665            138,138               478,295
   Accrued sales, income and payroll taxes                                  62,597           (108,538)              690,515
                                                                       -----------       ------------          ------------

      Net cash (used in) provided by operating activities               (6,572,202)         2,432,125                42,067
                                                                       -----------       ------------          ------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
 Purchases of property and equipment, net                               (1,015,150)          (775,820)             (192,769)
 Proceeds from sale of property and equipment                               17,956             30,893                56,550
 Decrease in other assets                                                 (121,191)          (129,539)               93,211
                                                                       -----------       ------------          ------------

      Net cash used in investing activities                             (1,118,385)          (874,466)              (43,008)
                                                                       -----------       ------------          ------------
CASH FLOWS USED IN FINANCING ACTIVITIES:
 Bank overdraft                                                                  -            472,469              (472,469)
 Borrowings under line of credit                                         6,378,412          8,960,890             4,943,349
 Repayments under line of credit                                        (3,363,000)       (11,037,283)           (4,899,973)
 Decrease in deferred financing costs                                        2,606                  -                     -
 Proceeds from issuance of shares under the Employee Stock
  Purchase Plan                                                            349,641             10,951                13,563
                                                                       -----------       ------------          ------------

      Net cash provided by (used in) financing activities                3,367,659         (1,592,973)             (415,530)
                                                                       -----------       ------------          ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                               (4,322,928)           (35,314)             (416,471)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                             5,132,756            809,828               774,514
                                                                       -----------       ------------          ------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                 $   809,828       $    774,514          $    358,043
                                                                       ===========       ============          ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for
  Interest                                                             $    63,451       $    275,107          $     44,939
                                                                       ===========       ============          ============
  Income taxes                                                         $   535,691       $          -          $    259,650
                                                                       ===========       ============          ============



   The accompanying notes are an integral part of these financial statements.

                            GEERLINGS & WADE, INC.

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1997



(1)  OPERATIONS


     Geerlings & Wade, Inc. (the Company) is a direct marketer of premium wines and wine-related merchandise to retail consumers in the United States. The Company maintains licensed facilities in 14 states. Federal, state and local laws strictly govern the sale of wine in each market served by the Company.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying financial statements reflect the application of certain accounting policies and use of management's estimates described in this note and elsewhere in the accompanying notes to financial statements.


     (a)  Management Estimates

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

     (b)  Revenue Recognition

          Revenue from merchandise sales is recognized at the time of shipment to the customer. The Company offers one-, and three-year membership programs to customers, which provide them with certain preferred customer privileges. Revenue derived from memberships is recognized over the related membership period. Sales returns, which are not material, are recorded in the period of return.

     (c)  Cash and Cash Equivalents

          The Company applies Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities.

          The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of December 31, 1997 cash equivalents consist of investments in a money market account.

                            GEERLINGS & WADE, INC.

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

                                  (Continued)

   (d)  Credit Card Policy


        The Company's agreement with a credit card processing company provides for the electronic processing of credit approvals and electronic submission of transactions. Payment is transmitted to the Company's bank account within two to four days of the order transaction. Credit card processing fees amounted to approximately $586,000, $634,000 and $723,000 for the years ended December 31, 1995, 1996 and 1997, respectively, and are included in selling, general and administrative expenses in the accompanying statements of operations.


   (e)  Inventory


        The Company values inventory at the lower of cost (first-in, first-out) or net realizable market value (estimated proceeds upon sale, net of fulfillment expenses).

        During 1996 and 1997, the Company purchased approximately $3,544,000 and $3,223,000, respectively of inventory through wholesale channels with a single supplier. Total or partial loss of the business relationship with this supplier could result in a temporary near-term disruption of the Company's ability to source domestically produced wine product. Management believes that alternative sources of supply are readily available to mitigate the Company's potential loss exposure.

        Included in the Company's inventory are approximately $637,000 and $106,000 of paid reservations of certain vintage wines as of December 31, 1996 and 1997, respectively. In its efforts to reduce the levels of such inventory, the Company sold approximately $532,000 and $283,000 of such reserves to its customers during 1996 and 1997, respectively. The Company bears the ultimate liability for the wine reservations sold until delivered and accepted by the customers.

   (f)  Depreciation

        The Company provides for depreciation using the straight-line method by charges to operations in amounts that allocate the cost of the assets over their estimated useful lives as follows:


                                               ESTIMATED
                 ASSET CLASSIFICATION         USEFUL LIFE

            Office and computer equipment       3-5 years

            Motor vehicles                        3 years

            Furniture and fixtures                5 years

                            GEERLINGS & WADE, INC.

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

                                  (Continued)



   (g)  Other Assets

        Other assets primarily consist of costs of acquiring liquor licenses which are amortized on a straight-line basis over five years, their estimated useful life.

   (h)  Prepaid Mailing Costs

        Costs of direct advertising materials mailed to prospective customers are capitalized. These costs are expensed as advertising costs in relation to the revenues that are derived from the mailings for up to five months. Revenue estimates are used to determine the cost recovery period of prepaid mailing costs. Total amounts capitalized as of December 31, 1996 and 1997 are $813,208 and $957,483, respectively. Amortization expense of $409,364 and $629,089 was recorded as of December 31, 1996 and 1997, respectively.

   (i)  Deferred Revenue

        Deferred revenue of $933,173 and $1,129,555 as of December 31, 1996 and 1997, respectively, represents customer prepayments and deferred membership revenues. Of these amounts, $281,436 and $296,363, as of December 31, 1996 and 1997, respectively, represent customer prepayments, and $629,157 and $833,192, as of December 31, 1996 and 1997, respectively, represent deferred membership revenues.

   (j)  Foreign Currency Transactions

        Periodically, the Company may enter into foreign exchange contracts to hedge currency exposure on firm inventory purchase commitments. The Company charges foreign currency gains or losses to operations in accordance with SFAS No. 52, Foreign Currency Translation. Gains and losses are included in cost of sales, as these amounts have historically not been material. At December 31, 1997, the Company did not have any foreign exchange contracts outstanding.

   (k)  Fiscal Year

        The Company's fiscal year ends on December 31. For interim reporting purposes, the Company closes its books on the last day of each interim fiscal quarter.

                            GEERLINGS & WADE, INC.

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

                                  (Continued)


   (l)  Long-Lived Assets

        The Company applies the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of. SFAS No. 121 requires that long-lived assets be reviewed for impairment by comparing the fair value of assets with their carrying amounts at each reporting period. Accordingly, the Company evaluates the possible impairment of long-lived assets based on projected cash flows of the related asset. At both December 31, 1996 and 1997, the Company determined that no there was no impairment of long-lived assets.

   (m)  Financial Instruments

        SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure about fair value of financial instruments. Financial instruments consist of cash and cash equivalents, accounts receivable, investment in wine futures and notes payable. The estimated fair value of these financial instruments approximates their carrying value.

   (n)  Concentration of Credit Risk

        SFAS No. 105, Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance-sheet and credit risk concentrations. Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash equivalents. The Company places its cash equivalents in highly rated financial instruments.

   (o)  Recently Issued Accounting Standards

        In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income and SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. Both SFAS No. 130 and 131 are effective for fiscal years beginning after December 15, 1997. The Company believes that the adoption of these new accounting standards will not have a material impact on the Company's financial statements.

                            GEERLINGS & WADE, INC.

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

                                  (Continued)



(3)  INCOME (LOSS) PER SHARE

     In February 1997, the FASB issued SFAS No. 128, Earnings per Share. This standard is effective for fiscal periods ending after December 15, 1997 and requires presentation of both basic and diluted earnings per share on the face of the statements of income. These financial statements have been prepared and presented based on the new standard. Prior period amounts have been restated to conform to current year presentation. For the years ended December 31, 1995, 1996 and 1997, 112,089, 257,619 and 227,902 of anti-
     dilutive shares, respectively, have been excluded from the weighted average number of common and dilutive potential common shares outstanding.

     Basic and diluted income (loss) per share, as required by SFAS No. 128, is as follows:



                                                               YEARS ENDED DECEMBER 31,
                                                           1995            1996            1997

      Net income (loss)                                   $(677,145)      $ (218,414)     $  822,595
                                                          =========       ==========      ==========
      Basic weighted average shares outstanding           3,754,891       $3,776,376       3,779,538
      Weighted average common equivalent shares                   -                -          16,922
                                                          ---------       ----------      ----------
      Diluted weighted average shares outstanding         3,754,891        3,776,376       3,796,460
                                                          =========       ==========      ==========

      Basic income (loss) per share                       $   (0.18)      $    (0.06)     $    $0.22
                                                          =========       ==========      ==========

      Diluted income (loss) per share                     $   (0.18)      $    (0.06)     $    $0.22
                                                          =========       ==========      ==========


(4)  LINE OF CREDIT

     The Company has a demand credit line with a bank that allows the Company to borrow the lesser of $5,000,000 or 50% of certain inventories, as defined. The line of credit bears interest at the bank's base rate (8.50% at December 31, 1997) plus 3/4%. No commitment fees apply to the unutilized portion of the credit line. The line of credit is subject to annual reviews by the bank. Borrowings under the line are collateralized by all assets of the Company. At December 31, 1997, $982,395 was outstanding under this line-of-credit agreement.

     The Company issued a standby letter of credit in the original amount of $240,000 as security on its Massachusetts lease. The letter of credit is reduced ratably over 36 months and expires on August 2, 1998.

                            GEERLINGS & WADE, INC.

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

                                  (Continued)

     The Company maintains separate foreign exchange facilities with two banks, each of which allows the Company to enter into forward exchange contracts of up to $500,000, maturing on any one day, for the hedging of future foreign currency needs. At December 31, 1997, there were no outstanding forward exchange contracts.


(5)  COMMITMENTS AND CONTINGENCIES

     (a) Lease Commitments

        The Company leases facilities under operating lease agreements expiring through January 2001. Future minimum rental payments due under these agreements as of December 31, 1997 are as follows:


                 FISCAL YEAR           AMOUNT
                 1998                  $  728,244
                 1999                     717,922
                 2000                     483,036
                 2001                      50,415
                                       ----------

                                       $1,979,617
                                       ==========



        Total rental expense under these agreements included in the accompanying statements of operations is approximately $509,000, $799,000 and $862,000 for the years ended December 31, 1995, 1996 and 1997, respectively.


     (b) Litigation

        In the ordinary course of business, the Company is party to various types of litigation. The Company believes it has meritorious defenses to all claims, and, in its opinion, all litigation currently pending or threatened will not have a material effect on the Company's financial position or results of operations.

(6)  INCOME TAXES

     Income taxes, are provided for in accordance with SFAS No. 109, Accounting for Income Taxes. Accordingly, a deferred tax asset or liability is recorded based on the differences between the financial reporting and tax bases of assets and liabilities, as measured by the enacted tax rates expected to be in effect when these differences reverse. The deferred tax provision (benefit) results from the net change during the year of deferred tax assets and liabilities.


     The components of the (benefit) provision for income taxes are as follows:

                            GEERLINGS & WADE, INC.

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

                                  (Continued)

                                     1995           1996          1997
         Current
          Federal                 $(222,000)     $       -      $647,000
          State                           -                      172,000
                                  ---------       --------      --------
                                   (222,000)             -       819,000
                                  ---------       --------      --------

         Deferred
          Federal                  (212,000)      (119,000)     (168,000)
          State                     (36,000)       (33,000)      (47,000)
                                  ---------       --------      --------
                                   (248,000)      (152,000)     (215,000)
                                  ---------       --------      --------
                                  $(470,000)     $(152,000)     $604,000
                                  =========      =========      ========


   The reconciliation of the federal statutory rate to the effective tax rate for the years ended December 31, 1995, 1996 and 1997 for income taxes are as follows:



                                               1995         1996        1997

       Income tax (benefit) provision at       (34)%        (34)%       34%
             federal statutory rate
      State taxes, net of federal benefit       (5)           (6)        6

      Tax-exempt municipal bond interest         (3)            -        -

      Other, net                                  1           (1)        2
                                               ----          ---        --
                                                (41)%        (41)%      42%
                                               ====          ===        ==



   Deferred income taxes relate to the following temporary differences as of December 31, 1996 and 1997:

                                              1996          1997
      Net operating loss carryforward        $56,000      $      -
      Deferred revenue                       299,000       366,000
      Capitalized inventory                   58,000        80,000
      Nondeductible reserves                 136,000       198,000
      Other temporary differences                  -       205,000
      Depreciation and amortization          (49,000)      (35,000)
      Deferred costs                               -      (106,000)
                                             -------       -------

                                            $500,000      $715,000
            Total deferred taxes            ========      ========


                            GEERLINGS & WADE, INC.

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

                                  (Continued)


(7)  STOCKHOLDERS' EQUITY

   (a)  Preferred Stock

        The Company has authorized 1,000,000 shares of $.01 par value preferred stock. The Board of Directors has full authority to issue this stock and to fix the voting powers, preferences, rights, qualifications, limitations or restrictions thereof, including dividend rights, conversion rights, redemption privileges and liquidation preferences and the number of shares constituting any series or designation of such series. With regard to dividends, redemption privileges and liquidation preferences, any particular series of preferred stock may rank junior to, on parity with or senior to any other series of preferred stock or the common stock.


   (b)  Stock Option Plans

        The Employee Stock Option Plan (Option Plan), provides for the granting of options to employees, consultants and advisers of the Company. The exercise price of each option is determined by the Board of Directors, but in the case of incentive stock options, as defined in the Internal Revenue Code, shall be no less than 100% of the fair market value of the common stock on the date of grant. Options are exercisable within 10 years of the original date of grant. A total of 450,000 shares of common stock has been reserved for options to be granted under the Option Plan.

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

                            GEERLINGS & WADE, INC.

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

                                  (Continued)


       Activity under the Option Plan and Director Plan is summarized as follows:

                                --------------OPTION PLAN-----------------   -------------DIRECTOR PLAN----------------
                                                WEIGHTED                                     WEIGHTED
                                  NUMBER     AVERAGE PRICE   EXERCISE PRICE    NUMBER     AVERAGE PRICE   EXERCISE PRICE
                                 OF SHARES     PER SHARE       PER SHARE      OF SHARES     PER SHARE       PER SHARE

Outstanding,
December 31, 1995                  97,089        $12.20         $8.48-$16.00    15,000      $11.13          $8.00-$15.25
                                 --------        ------         ------------    ------      ------          ------------

   Granted                        255,953          5.37          3.63-  8.00     7,500        4.50           4.50
   Terminated                    (117,923)        11.24          4.13- 16.00         -           -              -
   Exercised                            -             -             -                -           -              -
                                 --------        ------         ------------    ------      ------          ------------

Outstanding,
December 31, 1996                 235,119          5.26          3.63-  8.00    22,500        8.92           4.50- 15.25
                                 --------        ------         ------------    ------      ------          ------------

   Granted                         75,900          4.42          4.00-  5.13    15,000        4.46           4.38-  4.63
   Terminated                     (97,129)         5.52          3.63-  8.00    (7,500)       9.33           4.50- 15.25
   Exercised                            -             -             -                -           -              -
                                 --------        ------         ------------    ------      ------          ------------

Outstanding,
December 31, 1997                 213,890        $ 4.84         $3.78-$  8.00   30,000      $ 6.85          $4.38-$15.25
                                 ========        ======         =============   ======      ======          ============
Exercisable,
December 31, 1997                  93,867        $ 5.66         $3.78-$  8.00    9,998      $ 9.83          $4.50-$15.25
                                 ========        ======         =============   ======      ======          ============



       In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation, which requires the measurement of the fair value of stock options or warrants to be included in the statement of operations or disclosed in the notes to the financial statements. The Company has determined that it will continue to account for stock-based compensation for employees under Accounting Principles Board Opinion No. 25 and elect the disclosure-only alternative under SFAS No. 123. Options granted in 1995, 1996 and 1997 have been valued using the Black-Scholes option pricing model prescribed by SFAS No. 123. The weighted average assumptions used for the years ended December 31, 1995, 1996 and 1997 are as follows:



                                                        -----------------December 31,----------------
                                                             1995            1996            1997

       Risk-free interest rate                              6.5%              6.5%         6.3-6.61%
       Expected dividend yield                                -                  -                 -
       Expected lives                                    5 years           5 years           5 years
       Expected volatility                                   86%               86%               86%



       The weighted average grant date fair value of options granted during the years ended December 31, 1995, 1996 and 1997 under these plans is $4.17, $2.51 and $2.37, respectively.

                            GEERLINGS & WADE, INC.

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

                                  (Continued)


       As of December 31, 1995, 1996 and 1997, the weighted average remaining contractual life of outstanding options under these plans is 9.16, 9.44 and 9.42 years, respectively.

       Had compensation cost for the Company's stock option plans and Employee Stock Purchase Plan been determined consistent with SFAS No. 123, the Company's net (loss) income and net (loss) income per share would have been the following pro forma amounts:



                                                           ----------------December 31,------------------
                                                              1995            1996            1997

     Net (loss) income
           As reported                                        $(677,145)       $(218,414)        $822,595
           Pro forma                                           (680,065)        (325,799)         661,277

     Basic net (loss) income per share
           As reported                                           $(0.18)          $(0.06)           $0.22
           Pro forma                                              (0.18)           (0.09)            0.18


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


   (d)  Employee Stock Purchase Plan


       The Employee Stock Purchase Plan (the Purchase Plan) was adopted by the Board of Directors and the stockholders on April 8, 1994 to allow eligible employees, as defined in the Purchase Plan, to purchase shares of common stock during one or more six-month periods through payroll deductions. Shares are purchased at 85% of the lower of the stock price at the beginning or ending day of the period. A total of 50,000 shares of common stock have been reserved for purchase under the Purchase Plan. As of December 31, 1996 and 1997, a cumulative total of 2,282 shares and 6,100 shares, respectively, of common stock have been purchased by employees under the Purchase Plan.

                            GEERLINGS & WADE, INC.

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

                                  (Continued)



(8)  EMPLOYEE SAVINGS PLAN


     On January 31, 1996, the Board of Directors of the Company voted to approve the adoption of the Geerlings & Wade, Inc. 401(k) Employee Savings Plan (the Plan), effective March 1, 1996. The Plan has features that provide for tax-deferred employee benefits under section 401(k) of the Internal Revenue Code. Employees of the Company may participate in the Plan after one year of service. The Company matches 50% of individual contributions, up to 6% of base salary, as defined. Employee contributions vest immediately, while Company matching contributions fully vest after five years of service, as defined. For the fiscal years ended December 31, 1996 and 1997, the Company's contribution expense was $47,000 and $56,500, respectively, under the Plan.

                   INDEX OF EXHIBITS FILED WITH THIS REPORT

Exhibit No.                              Description                             Sequential Page No.
----------------------------------------------------------------------------------------------------
10.30  Lease Amendment between the Company and 47th Avenue South Properties,
       LLC dated February 1, 1998.
10.31  Lease Addendum between the Company and Mehland Developers dated
       January 13, 1998.
10.32  Lease Amendment between the Company and PBP-N, Inc. dated October 9, 1997.
10.33  Lease Agreement between the Company and 216-218 Newbury Street Realty
       Trust dated January 20, 1998.
10.34  Lease Amendment between the Company and Bruce K. Hoyt dated March 18,
       1998.
23     Consent of Arthur Andersen LLP.