Form 10-Q
period 1998-03-31
GEERLINGS & WADE INC
filed 1998-05-14
CIK 922810

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended MARCH 31, 1998

                                       OR

     [_] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number: 0-24048

                            GEERLINGS & WADE, INC.
            (Exact name of registrant as specified in its charter)


          MASSACHUSETTS                                  04-2935863
(State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                    Identification No.)


    960 TURNPIKE STREET, CANTON, MA                        02021
(Address of principal executive offices)                 (Zip Code)

(Registrant's telephone number, including area code):  (781) 821-4152

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [X]     No [_]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

                   Par Value               Date           Number of Shares
                   ---------               ----           ----------------

Common Stock         $ .01             May 14, 1998           3,785,316

                             GEERLINGS & WADE, INC.
                                     INDEX





PART I.  FINANCIAL INFORMATION                                                         Page
                                                                                       ----
         Item 1.   Financial Statements


                   Balance Sheets at December 31, 1997 and
                   March 31, 1998 (Unaudited)........................................    2

                   Statements of Operations for the Quarters Ended March 31, 1997 and
                   March 31, 1998 (Unaudited)........................................    3

                   Statements of Cash Flows for the Three Months Ended March 31, 1997
                   and March 31, 1998 (Unaudited)....................................    4

                   Notes to Financial Statements.....................................    5

         Item 2.   Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations.....................................................    7

PART II. OTHER INFORMATION

         Item 4.   Submissions of Matters to a Vote of Security Holders..............    9

         Item 6.   Exhibits and Reports on Form 8-K..................................    9

SIGNATURES...........................................................................   10


                      PART I.      FINANCIAL INFORMATION



ITEM  1.  FINANCIAL STATEMENTS

                            GEERLINGS & WADE, INC.
                                BALANCE SHEETS
                                  (Unaudited)


                                               December 31,           March 31,
                                                   1997                 1998
                                               ------------          -----------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                  $   358,043          $   331,443
     Accounts receivable                            559,046              245,648
     Inventory                                   10,984,590           10,309,646
     Prepaid mailing costs                          957,483              588,207
     Prepaid expenses and other assets              987,034              897,595
     Deferred income taxes                          855,910              430,910
                                                -----------          -----------

          Total Current Assets                   14,702,106           12,803,449
                                                -----------          -----------

PROPERTY AND EQUIPMENT, AT COST                   2,550,646            2,495,275
     Less--Accumulated Depreciation               1,240,777            1,345,502
                                                -----------          -----------
                                                  1,309,869            1,149,773
                                                -----------          -----------

OTHER ASSETS                                        112,367              533,887
                                                -----------          -----------

                                                $16,124,342          $14,487,109
                                                ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Line of credit                             $   982,395          $       ---
     Accounts payable                             1,900,761            1,865,229
     Deferred revenue                               766,392              702,796
     Accrued expenses                             1,749,958            1,031,838
                                                -----------          -----------

          Total Current Liabilities               5,399,506            3,599,863
                                                -----------          -----------


DEFERRED REVENUE, LESS CURRENT PORTION              363,163              427,667
                                                -----------          -----------

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value -
          Authorized-1,000,000 shares
          Outstanding-none
     Common stock, $.01 par value-
          Authorized-10,000,000 shares-
          Issued and outstanding-3,781,343
          and 3,785,316 shares in 1997 and
          1998, respectively                         37,812               37,853
     Additional paid-in capital                   9,729,781            9,743,671
     Retained earnings                              594,080              678,055
                                                -----------          -----------

            Total Stockholders' Equity           10,361,673           10,459,579
                                                -----------          -----------

                                                $16,124,342          $14,487,109
                                                ===========          ===========

                            GEERLINGS & WADE, INC.
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                    Quarter Ended

                                                          March 31,                March 31,
                                                            1997                     1998
                                                          ---------                ---------
Sales                                                     $7,119,799               $7,391,066

Cost of Sales                                              3,761,795                3,930,623
                                                          ----------               ----------

Gross Profit                                               3,358,004                3,460,443

Selling, general and administrative expenses               3,377,371                3,299,012
                                                          ----------               ----------

Income  (loss) from operations                               (19,367)                 161,431

Interest income                                                  485                      118
Interest expense                                              (6,087)                 (20,574)
                                                          ----------               ----------

Income (loss) before income taxes                            (24,969)                 140,975

Provision (benefit) for income taxes                         (10,720)                  57,000
                                                          ----------               ----------

Net income (loss)                                         $  (14,249)              $   83,975
                                                          ==========               ==========

Net income (loss) per share
      Basic                                                    $0.00                    $0.02
                                                          ==========               ==========
      Diluted                                                  $0.00                    $0.02
                                                          ==========               ==========

Weighted average common and common equivalent shares
 outstanding
      Basic                                                3,779,000                3,782,932
                                                          ==========               ==========
      Diluted                                              3,779,000                3,800,644
                                                          ==========               ==========




  The accompanying notes are an integral part of these financial statements.

                            GEERLINGS & WADE, INC.
                            STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                           Quarter Ended
                                                                 March 31,               March 31,
                                                                   1997                    1998
                                                                 ---------               ---------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net Income (Loss)                                           $  (14,249)            $    83,975
   Adjustments to reconcile net income (loss) to net cash
       provided by operating activities --
         Depreciation and amortization                             135,601                125,404
         Deferred income taxes                                     (10,720)                   ---
   Changes in current assets and liabilities --
         Accounts receivable                                       220,160                313,397
         Inventory                                               2,800,766                674,944
         Prepaid mailing costs                                      50,100                369,278
         Prepaid expenses                                          (14,142)                72,239
         Refundable income taxes                                     1,885                      0
         Accounts payable                                         (278,687)               (35,532)
         Deferred revenue                                            8,941                    909
         Accrued expenses                                         (146,908)              (718,121)
                                                               -----------            -----------
              Net cash provided by operating activities          2,752,747                886,493
                                                               -----------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment, net                        (44,291)                (7,962)
   Proceeds on disposal of assets                                      ---                 63,333
   Change in other assets                                           98,934                    ---
                                                               -----------            -----------
             Net cash provided by investing activities              54,643                 55,371
                                                               -----------            -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings on line of credit                                    310,540              1,651,090
   Repayments on line of credit                                 (1,249,559)            (2,633,485)
   Proceeds from stock award plans                                   6,504                 13,931
                                                               -----------            -----------
             Net cash used in financing activities                (932,515)              (968,464)
                                                               -----------            -----------

NET INCREASE/(DECREASE) IN CASH
   AND CASH EQUIVALENTS                                          1,874,875                (26,600)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     744,514                358,043
                                                               -----------            -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                       $ 2,649,389            $   331,443
                                                               ===========            ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
   Cash paid during the period -
 Income Taxes                                                  $       ---            $   403,850
                                                               ===========            ===========
   Interest                                                    $    16,938            $    20,574
                                                               ===========            ===========

   The accompanying notes are an integral part of these financial statements.

                         NOTES TO FINANCIAL STATEMENTS

1.  Basis of Presentation
    ---------------------

The interim period information set forth in these financial statements is unaudited and may be subject to normal year-end adjustments. In the opinion of management, the information reflects all adjustments, which consist of normal recurring accruals that are considered necessary to present a fair statement of the results of operations of Geerlings & Wade, Inc. (the "Company") for the interim periods presented. The operating results for the quarter ended March 31, 1998 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 1998.


The financial statements presented herein should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Certain information in these footnote disclosures normally included in financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission.


2.  Basic and Diluted Net Income (Loss) Per Common Share Data
    ---------------------------------------------------------

In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, Earnings Per Share. This Statement establishes standards for computing and presenting earnings per share. This Standard is effective for fiscal periods ending after December 15, 1997. Net income (loss) per share has been restated for all periods to conform to current year presentation. For the periods ending March 31, 1997 and March 31, 1998, 230,619 and 248,828 of anti-dilutive shares in the form of options, respectively, have been excluded from the weighted average number of common and dilutive potential common shares outstanding.

Basic and diluted net income (loss) per share is as follows:


                                                         Quarter Ended March 31,
                                                          1997             1998
                                                       ----------       ----------
Net income (loss)                                      $  (14,249)      $   83,975
                                                       ==========       ==========

Basic weighted average shares outstanding               3,779,000        3,782,932
Weighted average common equivalent shares computed
 under the treasury stock method                               --           17,712
                                                       ----------       ----------
Diluted weighted average shares outstanding             3,779,000        3,800,644
                                                       ==========       ==========

Basic net income per share                             $     0.00       $     0.02
                                                       ==========       ==========
Diluted net income per share                           $     0.00       $     0.02
                                                       ==========       ==========

3.  New Accounting Standards
    ------------------------

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. This Statement requires that all items recognized under accounting standards as components of comprehensive income be reported in financial statements. It also requires that an entity classify items of other comprehensive income (e.g., foreign currency translation adjustments and unrealized gains and losses on certain marketable securities) by their nature in its financial statements. The Company did not have any items of other comprehensive income for the quarters ended March 31, 1997 and March 31, 1998, and therefore, total comprehensive income (loss) was the same as reported net income (loss) for those periods.

In June 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 is effective for fiscal years ending after December 15, 1997. The Company believes that the adoption of this new accounting standard will not have a material impact on the Company's financial statements.

4.  New Accounting Pronouncements
    -----------------------------

In April 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities ("SOP 98-5"). SOP 98-5 requires all costs associated with pre-opening and organization activities to be expensed as incurred. The Company will adopt SOP 98-5 effective in the second quarter of 1998. Adoption of this Statement will not have a material impact on the Company's financial position or results of operations.

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

IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS

     The Company may occasionally make forward-looking statements and estimates such as forecasts and projections of the Company's future performance or statements of management's plans and objectives. These forward-looking statements may be contained in SEC filings, press releases and oral statements, among others, made by the Company. Actual results could differ materially from those in such forward-looking statements. Therefore, no assurance can be given that the results in such forward-looking statements will be achieved. Important factors could cause the Company's actual results to differ from those contained in such forward-looking statements, including, among other things, the factors mentioned in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 on file with the U.S. Securities and Exchange Commission.

QUARTERS ENDED MARCH 31, 1997 AND MARCH 31, 1998

Sales

     Sales increased $271,000, or 3.8%, from $7,120,000 in the quarter March 31, 1997 to $7,391,000 in the quarter ended March 31, 1998. The increase in sales from the same period in the prior year resulted from additional sales from existing house customers and telemarketing but was offset by lower sales from acquisition since only one acquisition mailing was sent in the first quarter of 1998 compared to two that were mailed in the same quarter of 1997. Sales increased 1.4% in markets, defined by the shipping region of each warehouse, in which the Company has been open at least one year. The number of twelve-bottle equivalent cases ("cases") sold by the Company increased by 632, or 0.9%, from 68,243 in the quarter ended March 31, 1997 to 68,875 in the quarter ended March 31, 1998. The average case price increased by $0.93, or 0.9%, from $101.88 in the quarter ended March 31, 1997 to $102.81 in the quarter ended March 31, 1998. The average case price increased principally as a result of mailing fewer acquisition pieces in the first quarter of 1998 compared to the first quarter of 1997. The average number of cases purchased per customer order was 1.10 in the quarter ended March 31, 1998 compared to 1.11 in the same period of 1997.

Gross Profit

     Gross profit increased $102,000, or 3.1%, from $3,358,000 in the quarter ended March 31, 1997 to $3,460,000 in the quarter ended March 31, 1998. Gross profit as a percentage of sales decreased from 47.2% in the quarter ended March 31, 1997 to 46.8% in the quarter ended March 31, 1998. Gross profit attributable to wine sales decreased $0.38 per case, or 0.8%, from $48.67 per case in the quarter ended March 31, 1997 to $48.29 per case in the quarter ended March 31, 1998. The decrease in gross margin percentage and average gross profit resulted primarily from minor price reductions that were made to move inventory.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses decreased $78,000, or 2.3%, from $3,377,000 in the quarter ended March 31, 1997 to $3,299,000 in the quarter ended March 31, 1998, while decreasing as a percentage of sales from 47.4% in the quarter ended March 31, 1997 to 44.6% in the quarter ended March 31, 1998. The net decrease in selling, general and administrative expenses is largely attributable to two factors. First, net delivery costs were lower due to charging the customer $6.95 per case for delivery in the first quarter of 1998 whereas in the same period of 1997 delivery was $5.95 per case. Second, the Company continued its cost reduction efforts initiated at the end of 1996. Certain marketing expenses are amortized over five months. These cost reduction benefits were partially offset by higher amortization of such marketing expenses due to higher marketing costs incurred in the fourth quarter of 1997 as compared to expenses incurred in the fourth quarter of 1996.

Interest

     Interest income decreased from $485 in the quarter ended March 31, 1997 to $118 in the quarter ended March 31, 1998. Interest expense increased by $15,000 from $6,000 in the quarter ended March 31, 1997 to $21,000 in the quarter ended March 31, 1998, as a result of increased average borrowings under the Company's line of credit. This increase is due to the Company's lower cash position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

PROVISION FOR INCOME TAXES

     The Company's provision for income taxes for the quarter ended March 31, 1998 reflects an approximate 40% effective income tax rate anticipated for the
full year ended December 31, 1998.   During the quarter ended March 31, 1998,
the Company recorded a provision for income taxes of $57,000 for the quarter ended March 31.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary working capital needs include purchases of inventory and the cost of prospect mailings and other expenses associated with promoting sales. As of March 31, 1998, the Company had cash and cash equivalents totaling $331,000. In addition, the Company has a credit facility with BankBoston comprised of a revolving, discretionary, demand line of credit in the maximum principal amount equal to the lesser of 50% of qualifying inventory or $5.0 million (the "Line of Credit"). The Line of Credit bears interest at BankBoston's base rate (which approximates the prime rate) plus three-quarters of a percent and is collateralized by substantially all of the assets of the Company. As of March 31, 1998, the Company had no outstanding balance under the Line of Credit.

     During the quarter ended March 31, 1998, net cash of $886,000 was provided by operating activities, resulting principally from decreases of accounts receivable, inventory, prepaid mailing costs, which reductions were offset by a decrease in accrued expenses.

     Cash proceeds of $63,333 provided by the disposal of assets resulted from returning assets to a vendor.

     At December 31, 1997 and March 31, 1998, the Company had working capital of $9,303,000 and $9,204,000, respectively. The decrease in working capital was primarily due to a decrease in accounts receivable, inventory, prepaid mailing costs, prepaid expenses, and was offset by a decrease in accounts payable and accrued expenses.

     On April 17, 1998, the Company entered into a letter of intent to acquire the assets of Passport Wine Gift Company, Inc. d/b/a Passport Wine Club. The Company seeks to enter into a definitive purchase agreement in the second quarter of 1998 and close the transaction shortly thereafter. The Company plans to use cash to complete this acquisition consisting of existing cash balances and cash generated from operations.

     The Company presently believes that cash flows from operations and current cash balances, together with the Line of Credit, will be sufficient to meet the Company's working capital and capital expenditure requirements for the foreseeable future.

EXCHANGE RATES

     The Company engages, from time to time, in currency-hedging activities related to firm commitments for the purchase of inventories in an effort to fix costs and manage the impact of exchange rate fluctuations. The Company has two foreign exchange lines of credit, which allow the Company to enter into forward currency exchange contracts of up to $1,000,000 maturing on any one day. As of March 31, 1998, the Company had no obligations with respect to forward currency exchange contracts.

YEAR 2000 COMPLIANCE

     The Company depends on computer systems for all phases of its operations. Because many of the Company's computer software programs recognize only the last two digits of the year in any date (e.g. "98" for "1998"). Some software may fail to operate properly in 1999 and 2000 if the software is not reprogrammed or replaced (the "Year 2000 Problem"). The Company believes that many of its suppliers also have Year 2000 Problems, which could affect the Company. The Company intends to timely mitigate and/or prevent the adverse effects of the Year 2000 Problem, and to pursue compliance by suppliers. It is not possible, at present, to quantify the overall cost of this work, nor the financial effect of the Year 2000 Problem if it is not timely resolved. The Company presently believes, however, that the cost of fixing the Year 2000 Problem will not have a material adverse effect on the Company's financial position, liquidity or results of operations.

PART II. OTHER INFORMATION

Item 4.  SUBMISSIONS OF MATTERS TO A VOTE OF STOCKHOLDERS

(a)  The Company held its annual meeting on May 12, 1998.
(b) At the annual meeting, stockholders elected Messrs. Gordon R. Cooke, Jay L. Essa and Robert Webb as a director. Messrs. James C. Curvey, Phillip D. Wade, John M. Connors, Jr. and Huib E. Geerlings continued serving their terms of office after the annual meeting.
(c)  Results of annual meeting votes:

-----------------------------------------------------------------------------------------------------------------
Proposal                                     For      Against     Withheld     Abstentions      Broker Non-votes
-----------------------------------------------------------------------------------------------------------------
To elect as director Gordon R. Cooke     3,672,084   11,629
To elect as director Jay L. Essa         3,653,484   30,229
To elect as director Robert Webb         3,678,384    5,329
-----------------------------------------------------------------------------------------------------------------
To approve an increase to 150,000 as
the number of options which may be       3,575,191  103,522
granted to an individual employee                       0                          5,000
under  the Company's Stock Option Plan
-----------------------------------------------------------------------------------------------------------------
To approve an increase of 75,000         3,585,061   95,718                        2,934
shares reserved for issuance under
the Company's Non-employee Director              0        0                            0                 0
Stock Option Plan
-----------------------------------------------------------------------------------------------------------------
To ratify the appointment of Arthur      3,670,344    9,235                        4,134
Andersen LLP as independent auditors             0        0                            0
of the Company
-----------------------------------------------------------------------------------------------------------------

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) No reports on Form 8-K were filed during the quarter ended March 31, 1998.

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





Dated: May 14, 1998