Form 10-Q
period 1998-06-30
GEERLINGS & WADE INC
filed 1998-08-14
CIK 922810

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended JUNE 30, 1998

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

                             Yes [X]     No [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

                  Par Value         Date           Number of Shares
                  ---------         ----           ----------------
Common Stock        $ .01      August 14, 1998         3,789,495

                            GEERLINGS & WADE, INC.
                                     INDEX


                                                                          Page
                                                                          ----
PART I.  FINANCIAL INFORMATION

   Item 1. Financial Statements

           Balance Sheets at December 31, 1997 and
           June 30, 1998 (Unaudited)...................................     2

           Statements of Income for the Quarters Ended
           June 30, 1997 and June 30, 1998 and for the six months
           Ended June 30, 1997 and June 30, 1998 (Unaudited)...........     3

           Statements of Cash Flows for the six months Ended
           June 30, 1997 and June 30, 1998 (Unaudited).................     4

           Notes to Financial Statements...............................     5

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations.........................     7

PART II. OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K............................    10

SIGNATURES.............................................................    11

                       PART I.      FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            GEERLINGS & WADE, INC.
                                BALANCE SHEETS
                                  (Unaudited)

                                                           December 31,       June 30,
                                                               1997             1998
                                                           ------------     -----------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                               $   358,043      $ 3,173,095
   Accounts receivable                                         559,046          155,144
   Inventory                                                10,984,590        8,089,653
   Prepaid mailing costs                                       957,483          614,651
   Prepaid expenses and other assets                           987,034          769,884
   Deferred income taxes                                       855,910          424,865
                                                           -----------      -----------

     Total Current Assets                                   14,702,106       13,227,292
                                                           -----------      -----------

PROPERTY AND EQUIPMENT, AT COST                              2,550,646        2,502,955
   Less--Accumulated Depreciation                            1,240,777        1,449,464
                                                           -----------      -----------
                                                             1,309,869        1,053,491
                                                           -----------      -----------

OTHER ASSETS                                                   112,367          545,108
                                                           -----------      -----------

                                                           $16,124,342      $14,825,891
                                                           ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Line of credit                                          $   982,395      $       ---
   Accounts payable                                          1,900,761        1,775,735
   Deferred revenue                                            766,392          654,058
   Accrued expenses                                          1,749,958        1,120,460
                                                           -----------      -----------

      Total Current Liabilities                              5,399,506        3,550,253
                                                           -----------      -----------


DEFERRED REVENUE, LESS CURRENT PORTION                         363,163          515,129
                                                           -----------      -----------

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value -
      Authorized-1,000,000 shares
      Outstanding-none
   Common stock, $.01 par value-
      Authorized-10,000,000 shares-
      Issued and outstanding-3,781,343 and  3,785,316
      shares in 1997 and 1998, respectively                     37,812           37,853

   Additional paid-in capital                                9,729,781        9,743,671
   Retained earnings                                           594,080          978,985
                                                           -----------      -----------

      Total Stockholders' Equity                            10,361,673       10,760,509
                                                           -----------      -----------

                                                           $16,124,342      $14,825,891
                                                           ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                            GEERLINGS & WADE, INC.
                             STATEMENTS OF INCOME
                                  (Unaudited)

                                                      Quarter Ended           Six Months Ended
                                                 June 30,     June 30,       June 30,      June 30,
                                                   1997        1998            1997          1998
                                               ----------   ----------     -----------   -----------
Sales                                          $8,402,370   $8,193,886     $15,522,169   $15,584,952

Cost of Sales                                   4,580,651    4,158,993       8,342,446     8,089,616
                                               ----------   ----------     -----------   -----------

Gross Profit                                    3,821,719    4,034,893       7,179,723     7,495,336

Selling, general and administrative expenses    3,396,548    3,535,567       6,773,920     6,834,579
                                               ----------   ----------     -----------   -----------

Income  from operations                           425,171      499,326         405,803       660,757

Interest income                                    19,485        1,246          19,486         1,364

Interest expense                                      ---           42           5,602        20,616
                                               ----------   ----------     -----------   -----------

Income before income taxes                        444,656      500,530         419,687       641,505

Provision for income taxes                        178,720      199,600         168,000       256,600
                                               ----------   ----------     -----------   -----------

Net income                                     $  265,936   $  300,930     $   251,687   $   384,905
                                               ==========   ==========     ===========   ===========


Net income per share
   Basic                                       $     0.07   $     0.08     $      0.07   $      0.10
                                               ==========   ==========     ===========   ===========

   Diluted                                     $     0.07   $     0.08     $      0.07   $      0.10
                                               ==========   ==========     ===========   ===========

Weighted average common shares and common
 equivalents outstanding
   Basic                                        3,778,494    3,785,316       3,778,939     3,784,109
                                               ==========   ==========     ===========   ===========

   Diluted                                      3,788,775    3,817,361       3,792,982     3,809,169
                                               ==========   ==========     ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                             GEERLINGS & WADE, INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                    Six Months Ended
                                                                                 June 30,        June 30,
                                                                                  1997            1998
                                                                               -----------     -----------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net Income                                                                  $   251,687     $   384,905
   Adjustments to reconcile net income to net cash provided by operating activities --
     Depreciation and amortization                                                 272,662         265,244
     Deferred income taxes                                                         128,150             ---
     Loss from disposition of fixed asset                                           20,770             ---
   Changes in current assets and liabilities --
     Accounts receivable                                                           (88,153)        403,902
     Inventory                                                                     946,130       2,894,936
     Prepaid mailing costs                                                         217,921         342,832
     Prepaid expenses                                                             (140,415)        179,752
     Refundable income taxes                                                         6,217           1,622
     Accounts payable                                                            1,500,833        (125,026)
     Deferred revenue                                                              (21,524)         39,632
     Accrued expenses                                                              (62,307)       (629,498)
                                                                               -----------     -----------
         Net cash provided by operating activities                               3,031,971       3,758,301
                                                                               -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                            (267,731)        (36,130)
   Proceeds from the sale of property and equipment                                  3,550          70,000
   Change in other assets                                                           97,812          (8,655)
                                                                               -----------     -----------
         Net cash (used in) provided by investing activities                      (166,369)         25,215
                                                                               -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings on line of credit                                                    310,540       1,651,090
   Repayments on line of credit                                                 (1,249,559)     (2,633,485)
   Proceeds from stock purchase plan                                                 6,504          13,931
                                                                               -----------     -----------
         Net cash used in financing activities                                    (932,515)       (968,464)
                                                                               -----------     -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                        1,933,087       2,815,052
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     774,514         358,043
                                                                               -----------     -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $ 2,707,601     $ 3,173,095
                                                                               ===========     ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
   Cash paid during the period -
   Interest                                                                    $     5,691     $    20,616
                                                                               ===========     ===========
   Income taxes paid                                                           $       ---     $   621,350
                                                                               ===========     ===========


   The accompanying notes are an integral part of these financial statements.

                         NOTES TO FINANCIAL STATEMENTS

1.  Basis of Presentation
    ---------------------

The interim period information set forth in these financial statements is unaudited and may be subject to normal year-end adjustments. In the opinion of management, the information reflects all adjustments, which consist of normal recurring accruals that are considered necessary to present a fair statement of the results of operations of Geerlings & Wade, Inc. (the "Company") for the interim periods presented. The operating results for the quarter ended June 30, 1998 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 1998.

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

2.  Basic and Diluted Net Income Per Common Share Data
    --------------------------------------------------

In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, Earnings Per Share. This Statement establishes standards for computing and presenting earnings per share. Net income per share has been restated for all periods to conform to current year presentation. For the quarters ending June 30, 1997 and June 30, 1998, 279,029 and 236,027 of anti-dilutive shares in the form of options, respectively, have been excluded from the weighted average number of common and dilutive potential common shares outstanding. For the six months ending June 30, 1997 and June 30, 1998, 274,381 and 243,012 of anti-dilutive shares in the form of options, respectively have been excluded from the weighted average number of common and dilutive potential common shares outstanding.

Basic and diluted net income per share is as follows:


                                                                      Quarter               Six Months
                                                                   Ended June 30,          Ended June 30,
                                                                  1997        1998        1997        1998
                                                               ----------  ----------  ----------  ----------
Net income                                                     $  265,936  $  300,930  $  251,687  $  384,905
                                                               ==========  ==========  ==========  ==========

Basic weighted average shares outstanding                       3,778,494   3,785,316   3,778,939   3,784,109
Weighted average common equivalent shares computed
 under the treasury stock method                                    9,395      32,045      14,043      25,060
                                                               ----------  ----------  ----------  ----------
Diluted weighted average shares outstanding                     3,787,889   3,817,361   3,792,982   3,809,169
                                                               ==========  ==========  ==========  ==========

Basic net income per share                                     $     0.07  $     0.08  $     0.07  $     0.10
                                                               ==========  ==========  ==========  ==========
Diluted net income per share                                   $     0.07  $     0.08  $     0.07  $     0.10
                                                               ==========  ==========  ==========  ==========


3.  New Accounting Standards and Pronouncements
    -------------------------------------------

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. This Statement requires that all items recognized under accounting standards as components of comprehensive income be reported in financial statements. It also requires that an entity classify items of other comprehensive income (e.g., foreign currency translation adjustments and unrealized gains and losses on certain marketable securities) by their nature in its financial statements. The Company did not have any items of comprehensive income for the quarters ended June 30, 1997 and June 30, 1998, and therefore, total comprehensive income was the same as reported net income for those periods.

In June 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 is effective for fiscal years ending after December 15, 1997. The Company believes that the adoption of this new accounting standard will not have a material impact on the Company's financial statements.

In April 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities ("SOP 98-5"). SOP 98-5 requires all costs associated with pre-opening and organization activities to be expensed as incurred. The Company does not expect the adoption of this Statement to have a material impact on the Company's financial position or results of operations.

4.   Subsequent Events
--   -----------------

On July 7, 1998, the Company closed the acquisition of the assets of Passport Wine Gift Company, Inc. d/b/a Passport Wine Club. The acquisition of Passport will be accounted for as a purchase in accordance with APB No. 16. The financial results of Passport Wine Club are not material to the Company's financial statements taken as a whole.

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

QUARTERS ENDED JUNE 30, 1997 AND JUNE 30, 1998

Sales

     Sales decreased $208,000, or 2.5%, from $8,402,000 in the quarter ended June 30, 1997 to $8,194,000 in the quarter ended June 30, 1998. The decrease in sales from the same period in the prior year resulted from not mailing the spring catalog and not shipping this year's Bordeaux wine futures during the second quarter. In the second quarter of 1997, the Company also experienced exceptionally high response rates to several house mailings. The higher sales from these mailings were somewhat offset by an additional acquisition mailing in the second quarter of 1998 as compared to mailing only one acquisition program in the second quarter of 1997. Sales, exclusive of wine accessory sales, decreased 2.9% in markets, defined by the shipping region of each warehouse in which the Company has been open at least one year. The number of twelve-bottle equivalent cases ("cases") sold by the Company increased by 3,393, or 4.3%, from 79,513 in the quarter ended June 30, 1997 to 82,906 in the quarter ended June 30, 1998. The average case price decreased by $0.36, or 0.4%, from $98.23 in the quarter ended June 30, 1997 to $97.87 in the quarter ended June 30, 1998. The average case price increased principally as a result of mailing nearly twice as many acquisition pieces in the second quarter of 1998 compared to the first quarter of 1997. The average number of cases purchased per customer order was
1.10 in the quarter ended June 30, 1998 compared to 1.11 in the same fiscal period of 1997.

Gross Profit

     Gross profit increased $213,000, or 5.6%, from $3,822,000 in the quarter ended June 30, 1997 to $4,035,000 in the quarter ended June 30, 1998. Gross profit as a percentage of sales increased from 45.5% in the quarter ended June 30, 1997 to 49.2% in the quarter ended June 30, 1998. Gross profit attributable to wine sales increased $2.99 per case, or 6.5%, from $45.68 per case in the quarter ended June 30, 1997 to $48.67 per case in the quarter ended June 30, 1998. The increase in gross margin percentage and average gross profit resulted primarily from improved purchasing by the Company and lower domestic wine prices.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased $139,000, or 3.9%, from $3,397,000 in the quarter ended June 30, 1997 to $3,536,000 in the quarter ended June 30, 1998, while increasing as a percentage of sales from 40.2% in the quarter ended June 30, 1997 to 43.2% in the quarter ended June 30, 1998. The net increase in selling, general and administrative expenses is largely attributable to higher net delivery costs.

Interest

     Interest income decreased from $19,000 in the quarter ended June 30, 1997 to $1,000 in the quarter ended June 30, 1998. This reduction in interest income was due to having lower cash balances invested during the 1998 second quarter as compared to the 1997 second quarter. There was effectively no interest expense for both the 1997 and 1998 second quarters.

SIX-MONTH PERIODS ENDED JUNE 30, 1997 AND JUNE 30, 1998

Sales

     Sales increased $63,000, or 0.4%, from $15,522,000 in the six months ended June 30, 1997 to $15,585,000 in the six months ended June 30, 1998. The increase in sales from the comparable period for the prior year resulted primarily from increased response rates to house mailings and was offset by not mailing a spring catalog offering wines and wine accessories and the recognition of sales of Bordeaux futures in the second quarter of 1998. Sales, exclusive of wine accessory sales, decreased 0.7% in markets, defined by the shipping region of each warehouse in which the Company has been open at least one year. The number of cases sold by the Company increased by 4,025, or 2.7%, from 147,756 in the six months ended June 30, 1997 to 151,781 in the six months ended June 30, 1998. The average case price increased by $0.19, or 0.2%, from $99.92 in the six months ended June 30, 1997 to $100.11 in the six months ended June 30, 1998. The average case price was stable and reflects a consistent pricing strategy. The average number of cases purchased per customer order was 1.11 in the six months ended June 30, 1998 compared to 1.13 in the comparable fiscal period of 1996.

Gross Profit

     Gross profit increased $315,000, or 4.4%, from $7,180,000 in the six months ended June 30, 1997 to $7,495,000 in the six months ended June 30, 1998. Gross profit as a percentage of sales increased from 46.3% in the six months ended June 30, 1997 to 48.1% in the six months ended June 30, 1998. Gross profit attributable to wine sales increased $0.79 per case, or 1.6%, from $48.59 per case in the six months ended June 30, 1997 to $49.38 per case in the six months ended June 30, 1998. The increase in gross profit percentage and average gross profit per case resulted from improved purchasing and lower prices for domestic products.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased $61,000, or 0.9%, from $6,774,000 in the six months ended June 30, 1997 to $6,835,000 in the six months ended June 30, 1998. As a percentage of sales, these expenses increased from 43.6% in the six months ended June 30, 1997 to 43.9% in the six months ended June 30, 1998. The net increase in selling, general and administrative expenses is attributable to a) higher net delivery costs due to higher delivery charges and b) slightly higher marketing costs to date due to amortization of the 1997 fourth quarter acquisition programs.

Interest

     Interest income decreased by $18,000 for the sixth months in 1998 compared to 1997 due to lower invested cash balances. Interest expense increased by $15,000 from $6,000 in the six months ended June 30, 1997 to $21,000 in the six months ended June 30, 1998, as a result of increased average borrowings under the Company's line of credit during the first quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

PROVISION FOR INCOME TAXES

     The Company's provision for income taxes for the quarter ended June 30, 1998 reflects an approximate 40% effective income tax rate anticipated for the
full year ended December 31, 1998.   During the quarter ended June 30, 1998, the
Company recorded a provision for income taxes of $200,000 and recorded a provision for income taxes of $257,000 for the six months ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary working capital needs include purchases of inventory and the cost of prospect mailings and other expenses associated with promoting sales. As of June 30, 1998, the Company had cash and cash equivalents totaling $3,173,000. In addition, the Company has a credit facility with BankBoston comprised of a revolving, discretionary, demand line of credit in the maximum principal amount equal to the lesser of 50% of qualifying inventory or $5.0 million (the "Line of Credit"). The Line of Credit bears interest at BankBoston's base rate (which approximates the prime rate) plus one-half of a percent and is collateralized by substantially all of the assets of the Company. As of June 30, 1998, the Company had no outstanding balance under the Line of Credit.

     During the quarter ended June 30, 1998, net cash of $3,758,000 was provided by operating activities, resulting principally from decreases of accounts receivable, inventory and prepaid mailing costs, which reductions were offset by a decrease in accrued expenses.

     Cash proceeds of $70,000 provided by the disposal of assets resulted from returning assets to a vendor.

     At December 31, 1997 and June 30, 1998, the Company had working capital of $9,303,000 and $9,677,000, respectively. The increase in working capital was primarily due to a decrease in accounts receivable, inventory, prepaid mailing costs and prepaid expenses and was offset by a decrease in accounts payable and accrued expenses.

     The Company presently believes that cash flows from operations and current cash balances, together with the Line of Credit, will be sufficient to meet the Company's working capital and capital expenditure requirements for the foreseeable future.

EXCHANGE RATES

     The Company engages, from time to time, in currency-hedging activities related to firm commitments for the purchase of inventories in an effort to fix costs and manage the impact of exchange rate fluctuations. The Company has two foreign exchange lines of credit, which allow the Company to enter into forward currency exchange contracts of up to $1,000,000 maturing on any one day. As of June 30, 1998, the Company had obligations of $252,000 with respect to forward currency exchange contracts.

YEAR 2000 COMPLIANCE

     The Company depends on computer systems for all phases of its operations. Because many of the Company's computer software programs recognize only the last two digits of the year in any date (e.g. "98" for "1998"), some software may fail to operate properly in 1999 and 2000 if the software is not reprogrammed or replaced (the "Year 2000 Problem"). The Company believes that many of its suppliers also have Year 2000 Problems, which could affect the Company. The Company intends to timely mitigate and/or prevent the adverse effects of the Year 2000 Problem, and to pursue compliance by suppliers. It is not possible, at present, to quantify the overall cost of this work nor the financial effect of the Year 2000 Problem if it is not timely resolved. The Company presently believes, however, that the cost of fixing the Year 2000 Problem will not have a material adverse effect on the Company's financial position, liquidity or results of operations.

PART II. OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         10.35 Sublease Agreement between the Company and Fishman Supply Co. dated June 15, 1998 and Lease Agreement between Fishman Supply Co. and Charles R. Stephens dated September 1, 1989.

         27    Financial Data Schedule


     (b) No reports on Form 8-K were filed during the quarter ended June 30, 1998.

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


                                        GEERLINGS & WADE, INC.
                                        (Registrant)



                                        By: /s/ Jay L. Essa
                                            ---------------
                                        Name:   Jay L. Essa
                                        Title:  President and
                                                Chief Executive Officer



                                        By: /s/ David R. Pearce
                                            ------------------------
                                        Name:   David R. Pearce
                                        Title:  Vice President
                                                and Chief Financial Officer




Dated: August 14, 1998