Form 10-Q
period 1998-09-30
GEERLINGS & WADE INC
filed 1998-11-16
CIK 922810

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                For the quarterly period ended September 30, 1998

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

                                Yes [ X ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:


                Par Value                      Date             Number of Shares
                ---------                      ----             ----------------
Common Stock      $ .01             November 16, 1998              3,789,495

                             GEERLINGS & WADE, INC.
                                      INDEX




                                                                                                       Page
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Balance Sheets as of December 31, 1997 and
                  September 30, 1998 (Unaudited)...................................................      2

                  Statements of Income for the Quarters Ended September 30, 1997
                  and September 30, 1998 and for the Nine Months Ended September
                  30, 1997 and September 30, 1998 (Unaudited)......................................      3

                  Statements of Cash Flows for the Nine Months Ended September 30, 1997 and
                   September 30, 1998 (Unaudited)..................................................      4

                  Notes to Financial Statements....................................................      5

         Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations.....................................................................     7

PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K..................................................    13


SIGNATURES        .................................................................................     14

                          PART I. FINANCIAL INFORMATION

Item  1.  Financial Statements
                             GEERLINGS & WADE, INC.
                                 BALANCE SHEETS
                                   (Unaudited)


                                                                         December 31,          September 30,
                                                                                 1997                   1998
                                                                                 ----                   ----
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                  $             358,043    $         3,102,846
     Accounts receivable                                                      559,046                507,550
     Inventory                                                             10,984,590              8,212,145
     Prepaid mailing costs                                                    957,483              1,012,724
     Prepaid expenses and other assets                                        987,034                878,488
     Deferred income taxes                                                    855,910                424,865
                                                                ---------------------  ---------------------

          Total Current Assets                                             14,702,106             14,138,618
                                                                ---------------------  ---------------------

PROPERTY AND EQUIPMENT, AT COST                                             2,550,646              2,533,893
     Less--Accumulated Depreciation                                         1,240,777              1,566,669
                                                                ---------------------  ---------------------
                                                                            1,309,869                967,224
                                                                ---------------------  ---------------------

OTHER ASSETS                                                                  112,367                840,662
                                                                ---------------------  ---------------------

                                                                $          16,124,342  $          15,946,504
                                                                ---------------------  ---------------------
                                                                ---------------------  ---------------------


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Line of credit                                              $            982,395  $                 ---
     Accounts payable                                                       1,900,761              2,756,502
     Deferred revenue                                                         766,392                618,756
     Accrued expenses                                                       1,749,958                999,327
                                                                ---------------------  ---------------------

          Total Current Liabilities                                         5,399,506              4,374,585
                                                                ---------------------  ---------------------


DEFERRED REVENUE, LESS CURRENT PORTION                                        363,163                575,224
                                                                ---------------------  ---------------------

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value -
         Authorized-1,000,000 shares
          Outstanding-none
     Common stock, $.01 par value-
          Authorized-10,000,000 shares-
       Issued and outstanding-3,781,343 and  3,789,495 shares
       in 1997 and 1998, respectively                                          37,812                 37,895
     Additional paid-in capital                                             9,729,781              9,759,372
     Retained earnings                                                        594,080              1,199,428
                                                                ---------------------  ---------------------
            Total Stockholders' Equity                                     10,361,673             10,996,695
                                                                ---------------------  ---------------------

                                                                $          16,124,342  $          15,946,504
                                                                ---------------------  ---------------------
                                                                ---------------------  ---------------------


   The accompanying notes are an integral part of these financial statements.

                             GEERLINGS & WADE, INC.
                              STATEMENTS OF INCOME
                                   (Unaudited)


                                                     Quarter Ended                    Nine Months Ended

                                             September 30,   September 30,   September 30,   September 30,
                                                      1997            1998            1997            1998
                                             -------------  --------------   -------------   -------------

Sales...................................     $   7,258,227  $    7,034,645   $  22,780,395   $  22,619,598

Cost of Sales...........................         4,072,544       3,597,633      12,414,990      11,687,250
                                             -------------  --------------   -------------   -------------

Gross Profit............................         3,185,683       3,437,012      10,365,405      10,932,348

Selling, general and administrative
expenses................................         2,990,969       3,072,220       9,764,652       9,906,799
                                             -------------  --------------   -------------   -------------

Income  from operations.................           194,714         364,792         600,753       1,025,549

Interest income.........................             1,332          13,951          20,818          15,316

Interest expense........................             3,017             ---           8,620          20,616
                                             -------------  --------------   -------------   -------------

Income before income taxes..............           193,029         378,743         612,951       1,020,249

Provision for income taxes..............            78,000         158,300         246,000         414,900
                                             -------------  --------------   -------------   -------------

Net income..............................     $     115,029  $      220,443   $     366,951   $     605,349
                                             -------------  --------------   -------------   -------------
                                             -------------  --------------   -------------   -------------

Net income per share
        Basic...........................     $        0.03  $         0.06   $        0.10   $        0.16
                                             -------------  --------------   -------------   -------------
                                             -------------  --------------   -------------   -------------

        Diluted.........................     $        0.03  $         0.06   $        0.10   $        0.16
                                             -------------  --------------   -------------   -------------
                                             -------------  --------------   -------------   -------------

Weighted average common shares and common
equivalents outstanding
        Basic............................        3,779,380       3,787,814       3,779,088       3,785,358
                                             -------------  --------------   -------------   -------------
                                             -------------  --------------   -------------   -------------
        Diluted..........................        3,779,900       3,788,076       3,795,101       3,799,678
                                             -------------  --------------   -------------   -------------
                                             -------------  --------------   -------------   -------------



   The accompanying notes are an integral part of these financial statements.

                             GEERLINGS & WADE, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                  Nine Months Ended
                                                                             September 30, September 30,

                                                                                1997            1998
                                                                                ----            ----
CASH FLOW FROM OPERATING ACTIVITIES:
   Net Income.............................................................     $  366,951      $  605,349
   Adjustments to reconcile net income to net cash provided by operating activities --
         Depreciation and amortization....................................        403,252         407,365
         Deferred income taxes............................................        118,150             ---
         Loss from disposition of fixed asset.............................          2,083             ---
   Changes in current assets and liabilities --
         Accounts receivable..............................................        169,889          51,496
         Inventory........................................................     (2,518,985)      2,772,444
         Prepaid mailing costs............................................       (270,484)        (55,241)
         Prepaid expenses.................................................       (654,610)         63,452
         Refundable income taxes..........................................          6,317           1,622
         Accounts payable.................................................      1,749,068         855,742
         Deferred revenue.................................................        118,398          64,426
         Accrued expenses.................................................         56,137        (750,632)
                                                                            -------------  --------------
              Net cash (used in) provided by operating activities.........       (453,834)      4,016,022
                                                                            -------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment....................................       (306,441)        (90,889)
   Proceeds from the sale of property and equipment.......................         41,550          80,000
   Change in other assets.................................................         97,728        (307,609)
                                                                            -------------  --------------
             Net cash (used in) investing activities......................       (167,163)       (318,498)
                                                                            -------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings on line of credit...........................................      1,731,014       1,651,090
   Repayments on line of credit...........................................     (1,676,973)     (2,633,485)
   Proceeds from stock purchase plan......................................          6,504          29,674
                                                                            -------------  --------------
             Net cash provided by (used in) financing activities..........         60,545        (952,721)
                                                                            -------------  --------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS......................      (560,452)       2,744,803
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD............................       774,514          358,043
                                                                            -------------  --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD..................................  $    214,062   $    3,102,846
                                                                            -------------  --------------
                                                                            -------------  --------------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
   Cash paid during the period -
   Interest...............................................................  $       8,620  $       20,616
                                                                            -------------  --------------
                                                                            -------------  --------------
   Income taxes paid......................................................  $          --  $    1,087,631
                                                                            -------------  --------------
                                                                            -------------  --------------





   The accompanying notes are an integral part of these financial statements.

                          Notes to Financial Statements

1.  Basis of Presentation

The interim period information set forth in these financial statements is unaudited and may be subject to normal year-end adjustments. In the opinion of management, the information reflects all adjustments, which consist of normal recurring accruals that are considered necessary to present a fair statement of the results of operations of Geerlings & Wade, Inc. (the "Company") for the interim periods presented. The operating results for the quarter ended September 30, 1998 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 1998.

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

2.  Basic and Diluted Net Income Per Common Share

In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, Earnings Per Share. This Statement establishes standards for computing and presenting earnings per share. Net income per share has been restated for all periods to conform to current year presentation. For the quarters ending September 30, 1997 and September 30, 1998, 235,338 and 381,333 of anti-dilutive shares, respectively, have been excluded from the weighted average number of common and dilutive potential common shares outstanding. For the nine months ending September 30, 1997 and September 30, 1998, 239,845 and 367,275 of anti-dilutive shares, respectively have been excluded from the weighted average number of common and dilutive potential common shares outstanding.

Basic and diluted net income per share is as follows:


                                                             Quarter Ended September 30,         Nine Months Ended September 30,



                                                                        1997              1998              1997             1998
                                                                        ----              ----              ----             ----

Net income                                                   $       115,029   $       220,443   $       366,951   $      605,349

                                                             ---------------   ---------------   ---------------   --------------
                                                             ---------------   ---------------   ---------------   --------------
Basic weighted average shares outstanding                          3,779,380         3,787,814   $     3,779,088   $    3,785,358
Weighted average common equivalent shares computed
under the treasury stock method                                          520               262            16,013           14,320
                                                             ---------------   ---------------   ---------------   --------------
Diluted weighted average shares outstanding                        3,779,900         3,788,076         3,795,101        3,799,678
                                                             ---------------   ---------------   ---------------   --------------
                                                             ---------------   ---------------   ---------------   --------------

Basic net income per share                                   $          0.03   $          0.06   $          0.10   $         0.16
                                                             ---------------   ---------------   ---------------   --------------
                                                             ---------------   ---------------   ---------------   --------------

Diluted net income per share                                 $          0.03   $          0.06   $          0.10   $         0.16
                                                             ---------------   ---------------   ---------------   --------------
                                                             ---------------   ---------------   ---------------   --------------



3.  New Accounting Standards and Pronouncements

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. This Statement requires that all items recognized under accounting standards as components of comprehensive income be reported in financial statements. It also requires that an entity classify items of other comprehensive income (e.g., foreign currency translation adjustments and unrealized gains and losses on certain marketable securities) by their nature in its financial statements. The Company did not have any items of comprehensive income for the quarters ended September 30, 1997 and September 30, 1998, and therefore, total comprehensive income was the same as reported net income for those periods.

In September 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 is effective for fiscal years ending after December 15, 1997. The Company believes that the adoption of this new accounting standard will not have a material impact on the Company's financial statements.

In April 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities ("SOP 98-5"). SOP 98-5 requires all costs associated with pre-opening and organization activities to be expensed as incurred. The Company does not expect the adoption of this Statement to have a material impact on the Company's financial position or results of operations. The Company will adopt SOP 98-5 effective January 1, 1999.

 4.   Acquisition

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

Quarters Ended September 30, 1997 and September 30, 1998

Sales

         Sales decreased $223,000, or 3.1%, from $7,258,000 in the quarter ended September 30, 1997 to $7,035,000 in the quarter ended September 30, 1998. Sales levels largely depend on response rates and circulation (number) of "house mailings" which are product offerings sent via the U.S. Postal Service to existing customers and of "acquisition mailings" which are product offerings sent via the U.S. Postal Service to potential new customers. Catalog, retail and Internet sales also contribute to total sales. The decrease in sales resulted from not mailing the spring catalog and lower response rates to house mailings during the third quarter of 1998 compared to the third quarter of 1997 during which period the Company had experienced strong response rates to several house mailings. The lower sales from the house mailings were somewhat offset by sales from acquisition mailings in the third quarter of 1998. No acquisition mailings were made in the third quarter of 1997. Sales, exclusive of wine accessory sales, decreased 3.2% in markets, defined by the shipping region of each warehouse, in which the Company has been open at least one year. The number of twelve-bottle equivalent cases ("cases"), exclusive of Bordeaux future sales, sold by the Company decreased by 1,963, or 2.8%, from 70,028 in the quarter ended September 30, 1997 to 68,065 in the quarter ended September 30, 1998. The average case price, exclusive of Bordeaux future sales, decreased by $1.52, or 1.5%, from $101.35 in the quarter ended September 30, 1997 to $99.83 in the quarter ended September 30, 1998. The average case price decreased principally as a result of sales from acquisition mailings, which feature lower cost wines. The average number of cases purchased per customer order was 1.15 in the quarter ended September 30, 1998 compared to 1.20 in the same fiscal period of 1997. The increase in acquisition mailings lowered the average cases per order since fewer bottles per order are purchased by first time customers than by existing customers.

Gross Profit

         Gross profit increased $251,000, or 7.9%, from $3,186,000 in the quarter ended September 30, 1997 to $3,437,000 in the quarter ended September 30, 1998. Gross profit as a percentage of sales increased from 43.9% in the quarter ended September 30, 1997 to 48.9% in the quarter ended September 30, 1998. Gross profit attributable to wine sales increased $4.00 per case, or 8.8%, from $45.25 per case in the quarter ended September 30, 1997 to $49.25 per case in the quarter ended September 30, 1998. The increase in gross margin percentage and average gross profit resulted primarily from improved purchasing by the Company and lower domestic wine costs.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased $81,000, or 2.7%, from $2,991,000 in the quarter ended September 30, 1997 to $3,072,000 in the quarter ended September 30, 1998 and increased as a percentage of sales from 41.2% in the quarter ended September 30, 1997 to 43.7% in the quarter ended September 30, 1998. The net increase in selling, general and administrative expenses is largely attributable to higher overhead and salary expense for operating the Passport Wine Club.

Interest

         Interest income increased from $1,000 in the quarter ended September 30, 1997 to $14,000 in the quarter ended September 30, 1998. This increase in interest income was due to having higher cash balances invested during the 1998 third quarter as compared to the 1997 third quarter. There was no interest expense for the third quarter of 1998 and $3,000 in interest for the third quarter of 1997.

Nine-Month Periods Ended September 30, 1997 and September 30, 1998

Sales

         Sales decreased $160,000, or 0.7%, from $22,780,000 in the nine months ended September 30, 1997 to $22,620,000 in the nine months ended September 30, 1998. The decrease in sales for the first nine months of 1998 from the comparable period for the prior year resulted primarily from decreased response rates to house mailings and to not mailing a spring catalog offering wines and wine accessories which was offset by additional sales generated from increased circulation of acquisition mailings to prospective customers and increased response rates to the Company's acquisition mailings. Sales, exclusive of wine accessory sales, decreased 1.5% in markets, defined by the shipping region of each warehouse, in which the Company has been open for at least one year. The number of cases sold by the Company increased by 2,061, or .9%, from 217,785 in the nine months ended September 30, 1997 to 219,846 in the nine months ended September 30, 1998. The average case price decreased by $0.35, or 0.3%, from $100.37 in the nine months ended September 30, 1997 to $100.02 in the nine months ended September 30, 1998. The average case price was stable and reflects a consistent pricing strategy. The average number of cases purchased per customer order was 1.12 in the nine months ended September 30, 1998 compared to
1.15 in the comparable fiscal period of 1996. This average has trended down for the first nine months of 1998 as compared to the same period in 1997 as a result of increased acquisition mailings and increased response rates to those mailings. As stated above, orders from acquisition mailings yield fewer bottles per order.

Gross Profit

         Gross profit increased $567,000, or 5.5%, from $10,365,000 in the nine months ended September 30, 1997 to $10,932,000 in the nine months ended September 30, 1998. Gross profit as a percentage of sales increased from 45.5% in the nine months ended September 30, 1997 to 48.3% in the nine months ended September 30, 1998. Gross profit attributable to wine sales increased $1.19 per case, or 2.5%, from $47.01 per case in the nine months ended September 30, 1997 to $48.20 per case in the nine months ended September 30, 1998. The increase in gross profit percentage and average gross profit per case resulted from improved purchasing and lower costs for domestic wines.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased $142,000, or 1.5%, from $9,765,000 in the nine months ended September 30, 1997 to $9,907,000 in the nine months ended September 30, 1998. As a percentage of sales, these expenses increased from 42.9% in the nine months ended September 30, 1997 to 43.8% in the nine months ended September 30, 1998. The net increase in selling, general and administrative expenses is attributable to a) higher overhead primarily related to adding the Michigan facility and b) slightly higher marketing costs to date due to amortization of the 1997 fourth quarter acquisition mailings and increased acquisition mailings during 1998.

Interest

         Interest income decreased by $6,000 for the nine months in 1998 compared to 1997 due to lower invested cash balances. Interest expense increased by $12,000 from $9,000 in the nine months ended September 30, 1997 to $21,000 in the nine months ended September 30, 1998, as a result of increased average borrowings under the Company's line of credit during the first quarter of 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Provision for Income Taxes

         The Company's provision for income taxes for the quarter ended September 30, 1998 reflects an approximate 41.8% effective income tax rate anticipated for the full year ended December 31, 1998. During the quarter ended September 30, 1998, the Company recorded a provision for income taxes of $158,000 and recorded a provision for income taxes of $415,000 for the nine months ended September 30, 1998.

Liquidity and Capital Resources

         The Company's primary working capital needs include purchases of inventory and the cost of prospect mailings and other expenses associated with promoting sales. As of September 30, 1998, the Company had cash and cash equivalents totaling $3,103,000. In addition, the Company has a credit facility with BankBoston comprised of a revolving, discretionary, demand line of credit in the maximum principal amount equal to the lesser of 50% of qualifying inventory or $5.0 million (the "Line of Credit"). The Line of Credit bears interest at BankBoston's base rate (which approximates the prime rate) plus one-half of a percent and is collateralized by substantially all of the assets of the Company. As of September 30, 1998, the Company had no outstanding balance under the Line of Credit.

         For the year to date ending September 30, 1998, net cash of $4,016,000 was provided by operating activities, resulting principally from decreases of accounts receivable and inventory and an increase in accounts payable, which reductions were offset by a decrease in accrued expenses.

         Cash proceeds of $80,000 provided by the disposal of assets resulted from returning assets to a vendor.

         At December 31, 1997 and September 30, 1998, the Company had working capital of $9,303,000 and $9,764,000, respectively. The increase in working capital was primarily due to a decrease in accounts receivable and inventory and an increase in accounts payable prepaid mailing costs and was offset by a decrease in accrued expenses.

         The Company presently believes that cash flows from operations and current cash balances, together with the Line of Credit, will be sufficient to meet the Company's working capital and capital expenditure requirements for the foreseeable future.

Exchange Rates

         The Company engages, from time to time, in currency-hedging activities related to firm commitments for the purchase of inventories in an effort to fix costs and manage the impact of exchange rate fluctuations. The Company has two foreign exchange lines of credit, which allow the Company to enter into forward currency exchange contracts of up to $1,000,000 maturing on any one day. As of September 30, 1998, the Company had obligations of $160,000 with respect to forward currency exchange contracts.

Year 2000 Compliance

         The year 2000 issue relates to computer programs and systems that recognize dates using two digit year data rather than four digit year data. As a result, such programs and systems may fail or provide incorrect information when using dates after December 31, 1999. If the year 2000 issue were to cause disruptions to the Company's internal information technology systems or to the information technology systems of entities with whom the Company has commercial relationships, material adverse effects to the Company's operations could result.

         The Company's internal computer programs and operating systems consist of programs and systems relating to virtually all segments of the Company's business, including merchandising, customer database management and marketing, order-processing, fulfillment, inventory management, customer service and financial reporting. These programs and systems are primarily comprised of:

     - "Front-end" systems. These systems automate and manage business functions such as order-taking and order-processing, inventory management, fulfillment operations at the Company's retail facilities and financial reporting. Users within the Company interface with these systems through personal computers via a local area network and from distance locations through a private network using the Internet. These users also use and access through their personal computers off-the-shelf e-mail, word processing, spreadsheet and other commercial software applications.

     - Customer database management systems. These systems facilitate the storage of customer data and direct response and catalog mailings for the Company. Currently, the Company's internal customer database management system is integrated with the existing front-end system of the Company.

     - Telecommunications systems. These systems enable the Company to manage their order-taking and customer service functions.

     - Voicemail systems. These systems are used for receiving and storing messages to employees at various Company facilities.

     - Ancillary services systems. These include such systems as heating, ventilation and air conditioning control systems and security systems.

         The Company has completed preliminary reviews of its internal front-end systems, its customer database management systems, and its personal computers and local area networks, to assess the potential impact of the year 2000 issue. These preliminary reviews were completed by the Company's existing workforce at no identifiable incremental cost. Based upon these reviews, the Company believes that all of these systems and equipment will operate correctly when processing data that include dates after December 31, 1999 except for its front-end processing system. The Company believes that no specific remediation or expenditures are required to ensure continued proper operation of such systems and equipment other than the front-end processing system. The Company plans to either remediate the computer code of its front-end processing system which has been developed in SQL Windows language at an approximate cost of $125,000 to $175,000 or purchase in the ordinary course of business a replacement software system that is year 2000 compliant. The Company is in the process of reviewing proposals from vendors that sell packaged systems for the direct marketing industry. If the Company decides to replace the front-end system, the cost is currently estimated to be approximately $300,000 to $550,000. In addition to addressing the year 2000 issue, a new front-end system will enhance the functionality and capability of the Company's entire computer system. The Company plans to conduct further reviews and tests of its systems and equipment to insure that all potential year 2000 issues have been addressed.

         The Company has not yet completed reviews of its internal telecommunications systems and its internal voicemail and ancillary services systems. Based on its preliminary reviews, the Company has been advised by its telephone system vendor that a $3,000 software update can be purchased to bring the Company's telephone system into compliance. The Company intends to purchase such software. The Company does not anticipate that upon further reviews that any remediation relating to such other systems that might be necessary will cause the Company to incur material costs or present implementation challenges that cannot be addressed prior to the end of calendar year 1999. The Company expects to complete its reviews of these systems in the first half of calendar year 1999.

         The computer programs and operating systems used by entities with whom the Company has commercial relationships also pose potential problems relating to the year 2000 issue, which may affect the Company's operations in a variety of ways. These risks are more difficult to assess than those posed by internal programs and systems, and the Company has not yet completed a plan for assessing them. The Company believes that the programs and operating systems used by entities with whom it has commercial relationships generally fall into two categories:

         First, the Company relies on programs and systems used by providers of services necessary to it to reach and communicate with its customers. Examples of such providers include the United States Postal Service, UPS, telephone companies, customer list processors and rental agencies, printers and banks. Services provided by such entities affect almost all facets of the Company's operations, including processing of orders, printing and mailing of direct response mail and catalogs, shipping of goods and certain financial services (e.g., credit card processing). Programs and services in this first category generally are not specific to the Company's business and disruptions in their availability would likely have a negative impact on most enterprises within the direct marketing industry and on many enterprises outside the direct marketing industry. The Company believes that all of the most reasonably likely worst case scenarios involving disruptions to its operations stemming from the year 2000 issue relate to programs and systems in this first category. The Company intends to include an evaluation of such scenarios in its plan for assessing the programs and systems of the entities with whom it has commercial relationships.

         Second, the Company relies on programs and systems used by a variety of vendors of the products it markets (in 1997, the Company purchased goods from many vendors). In the case of risks posed by the year 2000 issue relating to programs and systems in this second category that are used by product vendors, such risks are minimal and correctable since these vendors are relatively small companies and rely on off-the-shelf software programs and hardware. The Company intends to include in its plan for assessing the programs and systems of the entities with whom it has commercial relationships the solicitation of assurances of year 2000 compliance from each vendor that is significant to the Company.

         The Company expects to complete its plan for assessing the programs and systems of the entities with whom it has commercial relationships by the end of fiscal 1998 and the identification of related risks and uncertainties by the end of the first quarter of fiscal 1999. Once such identification has been completed, the Company intends to resolve any material risks and uncertainties that are identified by communicating further with the relevant vendors, by working internally to identify alternative sourcing and by formulating contingency plans to deal with such matters. The Company expects the resolution of such matters to continue until all year 2000 problems are resolved satisfactorily.

PART II. OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

                  27       Financial Data Schedule


         (b) No reports on Form 8-K were filed during the quarter ended September 30, 1998.

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








Dated: November 16, 1998