Form 10-K405/A
period 1997-12-31
GEERLINGS & WADE INC
filed 1999-02-16
CIK 922810

                                  FORM 10-K/A
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


The undersigned registrant hereby amends its Annual Report on Form 10K for the year ended December 31, 1997 by amending and restating the following pages: 2, 13, 23, 28, 29, 30, F-2, F-8, F-12, F-15 and Exhibit 23.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

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

ITEM 1: Business

General

     Geerlings & Wade, Inc. ("Geerlings & Wade" or the "Company"), incorporated in Massachusetts in 1986, is a direct marketer of premium imported and domestic wines, and wine-related merchandise to individual consumers. Through frequent mailings to existing and potential customers, the Company offers wines selected on the basis of their quality and price characteristics. The Company seeks to eliminate the "intimidation factor" in the consumer's wine purchasing decision by focusing on a relatively small number of wines and by providing information on their selection and enjoyment. The Company believes that it is developing a "Geerlings & Wade" image based on informative mailings, reliable wine recommendations, value pricing and ease of ordering and convenient delivery. Since the Company is in a retail industry, the sales generated in the fourth quarter are generally expected to be higher than in the other quarters.

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

Company Literature and Mailings

     The Company sells wine to individual consumers who are 21 years of age or older primarily through targeted mailings. In addition to describing the distinguishing characteristics of the featured wines, each mailing contains general information intended to broaden the customer's knowledge of wines, wine producers and wine-producing regions, along with the Company's "tasting notes" and ratings. The Company's tasting notes and 100-point-scale ratings included with the mailing provide the consumer with detailed information on the subjective and objective qualities of each wine. The tasting notes describe each wine's most salient qualities, including color, bouquet and taste characteristics. Geerlings & Wade distributes primarily two types of promotional wine mailings: "house mailings" to its file of active customers and qualified leads and "prospect mailings" to potential customers obtained from rented mailing lists.

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

Information Systems and Technology

     The Company seeks to maintain computer-based systems to integrate all major aspects of the Company's business, including order processing, inventory planning and management, customer list and circulation management and analysis, and financial and management reporting. The Company's system was developed in- house and is based on client-server software purchased by the Company. In 1997, the Company upgraded much of its computer hardware to improve processing time and reliability. The Company had previously announced plans to convert to an integrated, direct marketing software package from an outside vendor. The Company has recently decided not to use that software package and is reviewing alternatives to upgrade or replace its existing software.

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

            Facility                        Location     Approximate Square Footage Expiration
            --------                     --------------- -------------------------- ----------
Executive offices, customer service and
 licensed facility ....................  Canton, MA                32,000              2000
Licensed facility......................  Carmel, NY                10,000              2000
Licensed facility......................  Somers, CT                 4,500              2001
Licensed facility......................  Waukegan, IL               9,600              2001
Licensed facility......................  Tampa, FL                 10,000              2000
Licensed facility......................  South River, NJ            4,000                 *
Licensed facility (public warehouse)...  San Jose, CA                  **                **
Licensed facility......................  Kent, WA                   5,000              2001
Licensed facility......................  Chantilly, VA              4,800              1999
Licensed facility......................  Miamisburg, OH             5,900              2000
Licensed facility......................  Denver, CO                 6,800              2001
Licensed facility......................  Tempe, AZ                  6,600              2001
Licensed facility......................  Bloomington, MN            4,700              2001
Licensed facility......................  Ann Arbor, MI              5,300              1999
License pending........................  Boston, MA                 1,400              2001

--------
 * The Company presently rents the facility on a month-to-month basis and intends to negotiate a long-term lease.
** The public warehouse facility provides the Company with storage space on an as-needed basis. The Company's agreement with the public warehouse may be terminated by the public warehouse on 120-day notice.

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

                                                           1996         1997
                                                        ----------- ------------
                                                        High   Low  High   Low
                                                        ----- ----- ----- ------
   First Quarter....................................... 7 1/8 3 3/4 5 3/8 4 1/8
   Second Quarter......................................    6  3 3/4 5 7/8 3 1/4
   Third Quarter.......................................    7  3 1/2 5 7/8    4
   Fourth Quarter...................................... 7 1/4    4  5 1/2 3 9/16

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

                                          Years Ended December 31,
                                   ------------------------------------------
                                    1993     1994    1995     1996     1997
                                   -------  ------- -------  -------  -------
                                    (in thousands, except per share data)
Statements of Income Data:
Sales............................. $12,428  $20,292 $29,718  $31,501  $33,701
Cost of sales.....................   6,898   10,780  16,138   17,188   18,185
                                   -------  ------- -------  -------  -------
Gross profit......................   5,530    9,512  13,580   14,313   15,517
Selling, general and
 administrative expenses..........   4,954    7,849  14,690   14,427   14,066
                                   -------  ------- -------  -------  -------
Income (loss) from operations.....     576    1,663  (1,110)    (113)   1,450
Interest income (expense), net....     (35)      36     (37)    (257)     (23)
                                   -------  ------- -------  -------  -------
Income (loss) before income
 taxes............................     541    1,699  (1,147)    (370)   1,427
Provision (benefit) for income
 taxes............................      50      403    (470)    (152)     604
                                   -------  ------- -------  -------  -------
Net income (loss)................. $   491  $ 1,296 $  (677) $  (218) $   823
                                   =======  ======= =======  =======  =======
Pro Forma Statements of Income
 Data(1):
Income (loss) before taxes, as
 reported......................... $   541  $ 1,699 $(1,147) $  (370) $ 1,427
Provision (benefit) for income
 taxes............................     216      636    (470)    (152)     604
                                   -------  ------- -------  -------  -------
Net income (loss)................. $   325  $ 1,063 $  (677) $  (218) $   823
                                   =======  ======= =======  =======  =======
Net income (loss) per share
  Basic........................... $  0.15  $  0.34 $ (0.18) $ (0.06) $  0.22
                                   =======  ======= =======  =======  =======
  Diluted.........................    0.13     0.34   (0.18)   (0.06) $  0.22
                                   =======  ======= =======  =======  =======
Common shares and equivalents
  Basic...........................   2,112    3,123   3,755    3,776    3,780
  Diluted.........................   2,475    3,135   3,755    3,776    3,796
                                                December 31,
                                   ------------------------------------------
                                    1993     1994    1995     1996     1997
                                   -------  ------- -------  -------  -------
                                               (in thousands)
Balance Sheet Data:
Working capital................... $ 1,207  $ 9,666 $ 8,694  $ 8,045  $ 9,303
Total assets......................   4,766   13,529  16,717   12,952   16,124
Long-term debt, less current
 portion..........................     940      --      --       --       --
Total stockholders' equity........     546   10,060   9,733    9,526   10,362

--------
No cash dividends have been declared per common share for each year shown.

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

     The following table sets forth total sales by market for the periods indicated:

                                               Years Ended December 31,
                                        ---------------------------------------
 Market                                  1993    1994    1995    1996    1997
 ------                                 ------- ------- ------- ------- -------
                                                    (in thousands)
Massachusetts.......................... $ 3,916 $ 4,746 $ 5,970 $ 5,685 $ 6,310
Connecticut............................   1,628   2,010   2,246   2,186   2,025
New York...............................   3,176   4,469   5,297   5,078   4,929
Illinois(1)............................     891   1,603   2,418   2,563   2,702
Florida................................     888   1,941   2,679   2,810   3,066
California(1)..........................   1,050   2,707   3,541   3,466   3,530
New Jersey.............................     879   2,742   3,795   3,637   3,658
Washington (December 1994).............              74     884   1,017   1,093
Virginia (January 1995)................                   1,398   1,707   1,963
Ohio (April 1995)......................                   1,123   2,017   2,402
Minnesota (July 1995)..................                     134     338     413
Colorado (July 1995)...................                     151     566     713
Arizona (September 1995)...............                      82     431     542
Michigan (June 1997)...................                                     356
                                        ------- ------- ------- ------- -------
  Totals............................... $12,428 $20,292 $29,718 $31,501 $33,702
                                        ======= ======= ======= ======= =======

--------
(1)  Includes authorized sales into additional states.

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

     In 1996, the Company sold its wine in quantities of 3, 6 and 12 bottles, and allowed customers to select a mix of any wines available in stock. In the fall of 1996, the Company decided to discontinue 3-bottle purchases due to the high cost of fulfilling each order measured as a percentage of sales. However, the Company intends to continue to offer 2- or 3-bottle shipments as part of gift packages offered in its catalogs or as part of the subscription or continuity programs in which the ability to pre-package shipments affords operating efficiencies that warrant promoting these types of offers. The Company uses the term "case" as an operating characteristic to describe any twelve-bottle equivalent unit.

Results of Operations

     For the periods indicated, the following table sets forth as a percentage of total sales certain items reflected in the Company's statements of income for the years ended December 31, 1995, 1996 and 1997 and pro forma statements of income for the years ended December 31, 1993 and 1994:

                                          Years Ended December 31,
                                        -------------------------------------
                                        1993    1994    1995    1996    1997
                                        -----   -----   -----   -----   -----
Sales.................................  100.0 % 100.0 % 100.0 % 100.0 % 100.0 %
Cost of sales.........................   55.5    53.1    54.3    54.6    54.0
Gross profit..........................   44.5    46.9    45.7    45.4    46.0
Selling, general and administrative
 expenses.............................   39.9    38.7    49.4    45.8    41.7
Income (loss) from operations.........    4.6     8.2    (3.7)   (0.4)    4.3
Interest (expense) income, net........   (0.3)    0.2    (0.2)   (0.8)   (0.1)
Income (loss) before income taxes.....    4.3     8.4    (3.9)   (1.2)    4.2
Provision (benefit) for income taxes..    0.4     2.0    (1.6)   (0.5)    1.8
Net income (loss).....................    3.9     6.4    (2.3)   (0.7)    2.4
Pro forma income before taxes.........    4.3     8.4     --      --      --
Pro forma income taxes................    1.7     3.1     --      --      --
Pro forma net income..................    2.6     5.3     --      --      --

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

 SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses fell by $360,000, or 2.5%, from $14,427,000 in 1996 to $14,067,000 in 1997, while decreasing as a percentage of sales from 45.8% in 1996 to 41.7% in 1997. This decrease in selling, general, and administrative expenses was primarily attributable to increasing shipping and handling fees to offset the related delivery expenses, reducing salaries and lowering the cost per piece of mail for prospecting campaigns. The opening of the Michigan facility added to the Company's fulfillment expense as did increased staffing in the customer service and sales departments which was done to improve the level of customer service. Marketing costs were marginally higher in 1997. Most of the increase resulted from mailing the additional catalog in the Spring of 1997. Selling, general and administrative expenses decreased $263,000, or 1.8%, from $14,690,000 in 1995 to $14,427,000 in 1996, while decreasing as a percentage of sales from 49.4% in 1995 to 45.8% in 1996. Delivery expenses were reduced in 1996 by instituting less expensive packaging and by introducing a shipping and handling charge of $3.95 for 3-, 6- and 12-bottle cases beginning in April 1996. The Company also reduced costs in 1996 by mailing significantly fewer prospect mail pieces in 1996 than it did in 1995.

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

     Regulation. The alcoholic beverage industry is subject to extensive specialized regulation under state and Federal laws and regulations, including the following matters: licensing; the payment of excise taxes; advertising, trade and pricing practices; product labeling; sales to minors and intoxicated persons; changes in officers, directors, ownership or control; and, relationships among product producers, importers, wholesalers and retailers. While the Company believes that it is in material compliance with all applicable law and regulation, in the event that it should be determined that the Company is not in compliance with any applicable laws or regulations, the Company could become subject to cease and desist orders, injunctive proceedings, civil fines, license revocations and other penalties which could have a material adverse effect on the Company's business and its results of operations. There can be no assurance that new or revised laws or regulations, increased licensing fees, specialized taxes or other regulatory requirements will not have a material adverse effect on the Company's business and its results of operations. While to date the Company has been able to obtain and retain licenses necessary to sell wine at retail, the failure to obtain renewals or otherwise retain such licenses in one or more of the states in which the Company operates would have a material adverse effect on the Company's business and its results of operations. The Company's growth strategy includes expansion of its business into additional states; however, there can be no assurance that the Company will be successful in obtaining licenses in any additional states. Geerlings & Wade offers its customers the opportunity to purchase one- and three-year memberships. This membership program has from time to time generated regulatory scrutiny, and there can be no assurance that the Company will be able to continue its membership program in its current form in existing markets or that markets in which the Company may become licensed in the future will allow the sale of memberships, which could have a material adverse effect on the Company's business and results of operations.

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

ITEM 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

                                   PART III

ITEM 10:  Directors and Executive Officers of the Registrant

     Certain information required by this Item is included under the captions "Executive Compensation--Executive Officers of the Company", "Election of Directors--Nominees for Election as Director at the Annual Meeting", "Directors Whose Terms Expire in 1999," "Director Whose Terms Expire in 2000" and "Information Concerning the Board and Its Committees" in the Proxy Statement for use in connection with the Company's 1998 Annual Meeting of Stockholders (the "Proxy Statement"), and is incorporated herein by reference.

ITEM 11:  Executive Compensation

     The information required by this Item is included under the captions "Executive Compensation--Summary Compensation Table," "Compensation Committee Report" and "Employment Arrangements" in the Proxy Statement, and is incorporated herein by reference.

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

                                                                     Sequential
 Exhibit No.                      Description                         Page No.
 -----------                      -----------                        ----------
  3.1        Form of Amended and Restated Articles or
             Organization of the Company.(1)
  3.2        Amended and Restated By-laws of the Company.(1)
  4.1        Specimen Certificate of Common Stock.(1)(2)
  4.2        Registration Rights Agreement by and among certain
             Stockholders and the Company.(1)
 10.1        Lease Agreement between the Company and Naughton
             Company dated April 11, 1994.(1)
 10.2        Lease Agreement between the Company and John Hancock
             Mutual Life Insurance Company dated July 31, 1992.(1)
 10.3        California Public Warehouse Letter Agreement.(1)
 10.4        Form of Employment Agreement for Phillip D.
             Wade.(1)*
 10.5        Form of Employment Agreement for Huib E.
             Geerlings.(1)*
 10.6        Consulting Agreement between the Company and Peter
             van Hoof effective as of April 1, 1994.(1)
 10.7        $2,500,000 demand Discretionary Line of Credit dated
             January 7, 1994, as amended by letter agreement
             dated April 27, 1994, between The First National
             Bank of Boston and the Company.(1)
 10.8        Promissory Note of the Company in favor of The First
             National Bank of Boston dated January 7, 1994.(1)
 10.9        Security Agreement between the Company and The First
             National Bank of Boston dated January 7, 1994.(1)
 10.10       Stock Option Plan, as amended.(1)(10)
 10.11       Non-Employee Director Stock Option Plan.(1)
 10.12       Employee Stock Purchase Plan.(1)
 10.13       Lease Agreement between the Company and Pacific
             Realty Associates, L.P. dated July 18, 1994.(4)
 10.14       Lease Agreement between the Company and Flint Lee
             Limited Partnership dated August 31, 1994.(4)
 10.15       Lease Agreement between the Company and 47th Avenue
             Industrial Properties dated October 6, 1994.(4)
 10.16       Lease Agreement between the Company and Mehland
             Developers dated October 31, 1994.(4)
 10.17       Letter Agreement dated as of March 15, 1995 between
             the Company and the First National Bank of Boston.(4)
 10.18       Lease agreement between the Company and Hohokam
             Realty Condominiums dated October 31, 1994.(5)
 10.19       Lease agreement between the Company and Bruce K. and
             Gayle J. Hoyt dated November 23, 1994.(6)

                                                                     Sequential
 Exhibit No.                      Description                         Page No.
 -----------                      -----------                        ----------
 10.20       Master Agreement dated as of June 9, 1995 by and
             between Geerlings and Wade, Inc. and Chemical Bank, a
             New York banking corporation./6/
 10.21       Lease Agreement between the Company and The Naughton
             Company dated August 16, 1995./7/
 10.22       Lease Agreement between the Company and Cole Taylor
             Bank dated August 23, 1995./7/
 10.23       $ 5,000,000 demand Discretionary Line of Credit dated
             January 7, 1994, as amended by letter agreement dated
             October 13, 1995, between The First National Bank of
             Boston and the Company./7/
 10.24       Lease Agreement between the Company and Debra
             Campbell dated July 15, 1996./8/
 10.25       Lease Agreement between the Company and Simon
             Champagne dated July 24, 1996./8/
 10.26       Employment letter agreement between the Company and
             Jay L. Essa dated September 9, 1996./8/*
 10.27       Lease Agreement between the Company and Enviro-zyme
             International, Incorporated dated January 6, 1997./9/
 10.28       Lease Agreement between the Company and William Eddy
             dated January 24, 1997./9/
 10.29       Employment letter agreement between the Company and
             David R. Pearce dated November 8, 1996./9/*
 10.30       Lease Amendment between the Company and 47th Avenue
             South Properties, LLC dated February 1, 1998./11/
 10.31       Lease Addendum between the Company and Mehland
             Developers dated January 13, 1998./11/
 10.32       Lease Amendment between the Company and PBP-N, Inc.
             dated October 9, 1997./11/
 10.33       Lease Agreement between the Company and 216-218
             Newbury Street Realty Trust dated January 20, 1998./11/
 10.34       Lease Amendment between the Company and Bruce K. Hoyt
             dated March 18, 1998./11/
 23          Consent of Arthur Andersen LLP.

______________________
 /1/ Filed as an Exhibit to the Company's Registration Statement on Form S-1 filed on May 5, 1994 (File No. 33-78624) and incorporated by reference herein.
 /2/ Filed as an Exhibit to Amendment No. 1 to the Company's Registration
     Statement on Form S-1 filed on June 9, 1994 (File No. 33-78624) and incorporated by reference herein.
 /3/ Filed as an Exhibit to the Company's Form 10-Q for the quarterly period ended July 1, 1994 filed on August 15, 1994 (File No. 0-24048) and incorporated by reference herein.
 /4/ Filed as an Exhibit to the Company's Form 10-K for the year ended
     December 31, 1994 (File No. 0-24048) and incorporated by reference herein.
 /5/ Filed as an Exhibit to the Company's Form 10-Q for the quarterly period ended March 31, 1995 filed on May 15, 1995 (File No. 0-24048) and incorporated by reference herein.
 /6/ Filed as an Exhibit to the Company's Form 10-Q for the quarterly period ended June 30, 1995 filed on August 14, 1995 (File No. 0-24048) and incorporated by reference herein.
 /7/ Filed as an Exhibit to the Company's Form 10-K for the fiscal year ended
     December 31, 1995 filed on March 29, 1996 (File No. 0-24048) and incorporated by reference herein.
 /8/ Filed as an Exhibit to the Company's Form 10-Q for the quarterly period ended September 28, 1996 filed on November 12, 1996 (File No. 0-24048) and incorporated by reference herein.
 /9/ Filed as an Exhibit to the Company's Form 10-K for the fiscal year ended
     December 31, 1996 filed on March 31, 1997 (File No. 0-24048) and incorporated by reference herein.
/10/ Filed as an exhibit to the Company's Registration Statement on Form S-8 filed on September 30, 1997 (File No. 333-36741) and incorporated by reference herein.
/11/ Filed as an exhibit to the Company's Form 10-K for the fiscal year ended
     December 31, 1997 filed on March 30, 1998 (File No. 0-24048) and incorporated by reference herein.
  *  Management Contract or Compensation Plan

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

Date: March 27, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

              Signature                        Title                 Date

        /s/ Huib E. Geerlings          Chairman of the          March 27, 1998
-------------------------------------   Board and Director
          Huib E. Geerlings


           /s/ Jay L. Essa             President, Chief         March 27, 1998
-------------------------------------   Executive Officer
             Jay L. Essa                and Director
                                        (Principal
                                        Executive Officer)

         /s/ David R. Pearce           Vice President,          March 27, 1998
-------------------------------------   Chief Financial
           David R. Pearce              Officer and
                                        Treasurer
                                        (Principal
                                        Financial and
                                        Accounting Officer)

         /s/ Phillip D. Wade           Director                 March 27, 1998
-------------------------------------
           Phillip D. Wade


         /s/ James C. Curvey           Director                 March 27, 1998
-------------------------------------
           James C. Curvey


      /s/ John M. Connors, Jr.         Director                 March 27, 1998
-------------------------------------
        John M. Connors, Jr.


         /s/ Gordon R. Cooke           Director                 March 27, 1998
-------------------------------------
           Gordon R. Cooke


           /s/ Robert Webb             Director                 March 27, 1998
-------------------------------------
             Robert Webb

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

10.19  Lease agreement between the Company and Bruce K. and Gayle J. Hoyt dated
       November 23, 1994./6/
10.20  Master Agreement dated as of June 9, 1995 by and between Geerlings and
       Wade, Inc. and Chemical Bank, a New York banking corporation./6/
10.21  Lease Agreement between the Company and The Naughton Company dated
       August 16, 1995./7/
10.22  Lease Agreement between the Company and Cole Taylor Bank dated
       August 23, 1995./7/
10.23  $5,000,000 demand Discretionary Line of Credit dated January 7, 1994, as amended by letter agreement dated October 13, 1995, between The First
       National Bank of Boston and the Company./7/
10.24  Lease Agreement between the Company and Debra Campbell dated
       July 15, 1996./8/
10.25  Lease Agreement between the Company and Simon Champagne dated
       July 24, 1996./8/
10.26  Employment letter agreement between the Company and Jay L. Essa dated
       September 9, 1996./8//*/
10.27  Lease Agreement between the Company and Enviro-zyme International,
       Incorporated dated January 6, 1997./9/
10.28  Lease Agreement between the Company and William Eddy dated
       January 24, 1997./9/
10.29  Employment letter agreement between the Company and David R. Pearce dated
       November 8, 1996./9//*/
10.30  Lease Amendment between the Company and 47th Avenue South Properties, LLC dated February 1, 1998./11/
10.31  Lease Addendum between the Company and Mehland Developers dated January
       13, 1998./11/
10.32  Lease Amendment between the Company and PBP-N, Inc. dated October 9,
       1997./11/
10.33  Lease Agreement between the Company and 216-218 Newbury Street Realty
       Trust dated January 20, 1998./11/
10.34  Lease Amendment between the Company and Bruce K. Hoyt dated March 18,
       1998./11/
23     Consent of Arthur Andersen LLP.

_____________________________
/1/ Filed as an Exhibit to the Company's Registration Statement on Form S-1 filed on May 5, 1994 (File No. 33-78624) and incorporated by reference herein.
/2/ Filed as an Exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-1 filed on June 9, 1994 (File No. 33-78624) and incorporated by reference herein.
/3/ Filed as an Exhibit to the Company's Form 10-Q for the quarterly period ended July 1, 1994 filed on August 15, 1994 (File No. 0-24048) and incorporated by reference herein.
/4/ Filed as an Exhibit to the Company's Form 10-K for the year ended December 31, 1994 (File No. 0-24048) and incorporated by reference herein.
/5/ Filed as an exhibit to the Company's Form 10-Q for the quarterly period ended March 31, 1995 filed on May 15, 1995 (File No. 0-24048) and incorporated by reference herein.
/6/ Filed as an exhibit to the Company's Form 10-Q for the quarterly period ended June 30, 1995 filed on August 14, 1995 (File No. 0-24048) and incorporated by reference herein.
/7/ Filed as an exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1995 filed on March 29, 1996 (File No. 0-24048) and incorporated by reference herein.
/8/ Filed as an exhibit to the Company's Form 10-Q for the quarterly period ended September 28, 1996 filed on November 12, 1996 (File No. 0-24048) and incorporated by reference herein.
/9/ Filed as an exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1996 filed on March 31, 1997 (File No. 0-24048) and incorporated by reference herein.
/10/ Filed as an exhibit to the Company's Registration Statement on Form S-8 filed on September 30, 1997 (File No. 333-36741) and incorporated by refrence herein.
/11/ Filed as an exhibit to the Company's Form 10-K for the fiscal year ended
     December 31, 1997 filed on March 30, 1998 (File No. 0-24048) and incorporated by reference herein.
* Management Contract or Compensation Plan

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



Date:  February 12, 1999

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

       Signature                    Title                            Date
--------------------------------------------------------------------------------

/s/ Huib E. Geerlings       Chairman of the Board and          February 12, 1999
-------------------------   Director
Huib E. Geerlings


/s/ Jay L. Essa             President, Chief Executive Officer February 12, 1999
-------------------------   Officer and Director
Jay L. Essa                 (Principal Executive Officer)


/s/ David R. Pearce         Vice President, Chief Financial    February 12, 1999
-------------------------   Officer, and Treasurer
David R. Pearce             (Principal Financial and
                            Accounting Officer)


/s/ John M. Connors, Jr.    Director                           February 12, 1999
-------------------------
John M. Connors, Jr.


/s/ Robert Webb             Director                           February 12, 1999
-------------------------
Robert Webb

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

                                     INDEX

                                                                          PAGE
                                                                          ----
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS................................. F-2
BALANCE SHEETS AS OF DECEMBER 31, 1997 AND 1996.......................... F-3
STATEMENTS OF OPERATIONS FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED
 DECEMBER 31, 1997....................................................... F-4
STATEMENTS OF STOCKHOLDERS' EQUITY FOR EACH OF THE THREE YEARS IN THE
 PERIOD ENDED DECEMBER 31, 1997.......................................... F-5
STATEMENTS OF CASH FLOWS FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED
 DECEMBER 31, 1997....................................................... F-6
NOTES TO FINANCIAL STATEMENTS............................................ F-7

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

Boston, Massachusetts
January 30, 1998


/s/ Arthur Andersen LLP

                             GEERLINGS & WADE, INC.

                                 BALANCE SHEETS

                                                            December 31,
                                                       ------------------------
                                                          1996         1997
                                                       -----------  -----------
                        ASSETS
CURRENT ASSETS:
  Cash and cash equivalents........................... $   774,514  $   358,043
  Accounts receivable.................................     307,409      559,046
  Inventory...........................................   8,359,765   10,984,590
  Prepaid mailing costs...............................     813,208      957,483
  Prepaid expenses and other current assets...........     326,399      987,034
  Deferred income taxes...............................     500,000      855,910
                                                       -----------  -----------
      Total current assets............................  11,081,295   14,702,106
                                                       -----------  -----------
PROPERTY AND EQUIPMENT, AT COST:
  Office and computer equipment.......................   1,988,855    2,103,555
  Motor vehicles......................................     177,056       77,875
  Furniture and fixtures..............................     365,749      369,216
                                                       -----------  -----------
                                                         2,531,660    2,550,646
  Less--accumulated depreciation......................     910,112    1,240,777
                                                       -----------  -----------
                                                         1,621,548    1,309,869
                                                       -----------  -----------
OTHER ASSETS..........................................     249,425      112,367
                                                       -----------  -----------
                                                       $12,952,268  $16,124,342
                                                       ===========  ===========
         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Cash overdraft...................................... $   472,469  $       --
  Line of credit......................................     939,019      982,395
  Accounts payable....................................     641,944    1,900,761
  Current portion of deferred revenue.................     542,305      766,392
  Deferred income taxes...............................         --       141,000
  Accrued sales, income and payroll taxes.............     241,345      931,860
  Accrued expenses....................................     198,803      677,098
                                                       -----------  -----------
      Total current liabilities.......................   3,035,885    5,399,506
                                                       -----------  -----------
DEFERRED REVENUE, LESS CURRENT PORTION................     390,868      363,163
                                                       -----------  -----------
COMMITMENTS (NOTE 5)
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value
    Authorized--1,000,000 shares
    Outstanding--none.................................         --           --
  Common stock, $.01 par value Authorized--10,000,000
   shares Issued and outstanding--3,777,525 shares and
   3,781,343 shares in 1996 and 1997, respectively....      37,774       37,812
  Additional paid-in capital..........................   9,716,256    9,729,781
  Retained (deficit) earnings.........................    (228,515)     594,080
                                                       -----------  -----------
      Total stockholders' equity......................   9,525,515   10,361,673
                                                       -----------  -----------
                                                       $12,952,268  $16,124,342
                                                       ===========  ===========

   The accompanying notes are an integral part of these financial statements.

                             GEERLINGS & WADE, INC.

                            STATEMENTS OF OPERATIONS

                                             Years Ended December 31,
                                        -------------------------------------
                                           1995         1996         1997
                                        -----------  -----------  -----------
SALES.................................. $29,717,901  $31,501,236  $33,701,832
COST OF SALES..........................  16,138,372   17,187,877   18,185,364
                                        -----------  -----------  -----------
    Gross profit.......................  13,579,529   14,313,359   15,516,468
SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSES..............................  14,690,116   14,426,514   14,066,529
                                        -----------  -----------  -----------
    Income (loss) from operations......  (1,110,587)    (113,155)   1,449,939
INTEREST INCOME........................      67,273          --        20,975
INTEREST EXPENSE.......................    (103,831)    (257,259)     (44,319)
                                        -----------  -----------  -----------
    Income (loss) before provision
     (benefit) for income taxes........  (1,147,145)    (370,414)   1,426,595
(BENEFIT) PROVISION FOR INCOME TAXES...    (470,000)    (152,000)     604,000
                                        -----------  -----------  -----------
    Net income (loss).................. $  (677,145) $  (218,414) $   822,595
                                        ===========  ===========  ===========
NET INCOME (LOSS) PER SHARE:
  Basic................................ $     (0.18) $     (0.06) $      0.22
                                        ===========  ===========  ===========
  Diluted.............................. $     (0.18) $     (0.06) $      0.22
                                        ===========  ===========  ===========
WEIGHTED AVERAGE COMMON AND COMMON
 EQUIVALENT SHARES OUTSTANDING (NOTE
 3):
  Basic................................   3,754,891    3,776,376    3,779,538
                                        ===========  ===========  ===========
  Diluted..............................   3,754,891    3,776,376    3,796,460
                                        ===========  ===========  ===========

   The accompanying notes are an integral part of these financial statements.

                             GEERLINGS & WADE, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                            Common Stock
                         ------------------- Additional Retained       Total
                         Number of   $.01     Paid-In   Earnings   Stockholders'
                          Shares   Par Value  Capital   (deficit)     Equity
                         --------- --------- ---------- ---------  -------------
BALANCE, DECEMBER 31,
 1994................... 3,725,000  $37,250  $9,356,188 $667,044    $10,060,482
  Exercise of common
   stock options........    50,243      502     349,139      --         349,641
  Net loss..............       --       --          --  (677,145)      (677,145)
                         ---------  -------  ---------- --------    -----------
BALANCE, DECEMBER 31,
 1995................... 3,775,243   37,752   9,705,327  (10,101)     9,732,978
  Issuance of stock
   under employee stock
   purchase plan........     2,282       22      10,929      --          10,951
  Net loss..............       --       --          --  (218,414)      (218,414)
                         ---------  -------  ---------- --------    -----------
BALANCE, DECEMBER 31,
 1996................... 3,777,525   37,774   9,716,256 (228,515)     9,525,515
  Issuance of stock
   under employee stock
   purchase plan........     3,818       38      13,525      --          13,563
  Net income............       --       --          --   822,595        822,595
                         ---------  -------  ---------- --------    -----------
BALANCE, DECEMBER 31,
 1997................... 3,781,343  $37,812  $9,729,781 $594,080    $10,361,673
                         =========  =======  ========== ========    ===========

   The accompanying notes are an integral part of these financial statements.

                             GEERLINGS & WADE, INC.

                            STATEMENTS OF CASH FLOWS

                                               Years Ended December 31,
                                         --------------------------------------
                                            1995          1996         1997
                                         -----------  ------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)....................  $  (677,145) $   (218,414)  $  822,595
  Adjustments to reconcile net income
   (loss) to net cash (used in)
   provided by operating activities
    Depreciation and amortization......      463,341       570,605      536,301
    Deferred income taxes..............     (248,000)     (152,000)    (214,910)
    Gain on disposal of fixed asset....          --        (16,102)      (5,707)
    Changes in current assets and
     liabilities
      Accounts receivable..............        1,098      (245,439)    (251,637)
      Inventory........................   (6,251,498)    3,673,800   (2,624,824)
      Prepaid mailing costs............       74,726       (13,120)    (144,275)
      Prepaid expenses and other
       assets..........................     (433,761)      785,691     (699,486)
      Accounts payable.................      (63,750)   (2,082,918)   1,258,818
      Deferred revenue.................      439,525       100,422      196,382
      Accrued expenses.................       60,665       138,138      478,295
      Accrued sales, income and payroll
       taxes...........................       62,597      (108,538)     690,515
                                         -----------  ------------  -----------
        Net cash (used in) provided by
         operating activities..........   (6,572,202)    2,432,125       42,067
                                         -----------  ------------  -----------
CASH FLOWS USED IN INVESTING ACTIVI-
 TIES:
  Purchases of property and equipment,
   net.................................   (1,015,150)     (775,820)    (192,769)
  Proceeds from sale of property and
   equipment...........................       17,956        30,893       56,550
  Decrease in other assets.............     (121,191)     (129,539)      93,211
                                         -----------  ------------  -----------
        Net cash used in investing
         activities....................   (1,118,385)     (874,466)     (43,008)
                                         -----------  ------------  -----------
CASH FLOWS USED IN FINANCING ACTIVI-
 TIES:
  Bank overdraft.......................          --        472,469     (472,469)
  Borrowings under line of credit......    6,378,412     8,960,890    4,943,349
  Repayments under line of credit......   (3,363,000)  (11,037,283)  (4,899,973)
  Decrease in deferred financing
   costs...............................        2,606           --           --
  Proceeds from issuance of shares
   under the Employee Stock Purchase
   Plan................................      349,641        10,951       13,563
                                         -----------  ------------  -----------
        Net cash provided by (used in)
         financing activities..........    3,367,659    (1,592,973)    (415,530)
                                         -----------  ------------  -----------
NET DECREASE IN CASH AND CASH EQUIVA-
 LENTS.................................   (4,322,928)      (35,314)    (416,471)
CASH AND CASH EQUIVALENTS, BEGINNING OF
 YEAR..................................    5,132,756       809,828      774,514
                                         -----------  ------------  -----------
CASH AND CASH EQUIVALENTS, END OF
 YEAR..................................  $   809,828  $    774,514  $   358,043
                                         ===========  ============  ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
Cash paid during the year for
  Interest.............................  $    63,451  $    275,107  $    44,939
                                         ===========  ============  ===========
  Income taxes.........................  $   535,691  $        --   $   259,650
                                         ===========  ============  ===========

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

                            GEERLINGS & WADE, INC.

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

 (f) Depreciation

  The Company provides for depreciation using the straight-line method by charges to operations in amounts that allocate the cost of the assets over their estimated useful lives as follows:

                                                                     Estimated
       Asset Classification                                         Useful Life
       --------------------                                         -----------
     Office and computer equipment.................................  3-5 years
     Motor vehicles................................................    3 years
     Furniture and fixtures........................................    5 years

 (g) Other Assets

     Other assets primarily consist of costs of acquiring liquor licenses which are amortized on a straight-line basis over five years, their estimated useful life.

 (h) Advertising Costs

     Advertising expense was $6,522,678, $4,575,253 and $4,756,042 for the years ended December 31, 1995, 1996 and 1997, respectively. Costs of direct advertising materials mailed to prospective customers are capitalized. These costs are expensed as advertising costs in relation to the revenues that are derived from the mailings for up to five months. Revenue estimates are used to determine the cost recovery period of prepaid mailing costs. Total amounts capitalized as of December 31, 1996 and 1997 are $813,208 and $957,483, respectively. Amortization expense for materials mailed to prospective customers of $2,436,850 and $2,159,147 was recorded as of December 31, 1996 and 1997, respectively.

 (i) Deferred Revenue

     Deferred revenue of $933,173 and $1,129,555 as of December 31, 1996 and 1997, respectively, represents customer prepayments, payments for wine reservations and deferred membership revenues. Of these amounts, $304,020 and $320,031, as of December 31, 1996 and 1997, respectively, represent customer prepayments, $78,912 and $211,459, as of December 31, 1996 and 1997 respectively, represented payments for wine reservations and $550,240 and $598,065, as of December 31, 1996 and 1997, respectively, represent deferred membership revenues.

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

                            GEERLINGS & WADE, INC.

 (l) Long-Lived Assets

     The Company applies the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of. SFAS No. 121 requires that long-lived assets be reviewed for impairment by comparing the fair value of assets with their carrying amounts at each reporting period. Accordingly, the Company evaluates the possible impairment of long-lived assets based on projected cash flows of the related asset. At both December 31, 1996 and 1997, the Company determined that there was no impairment of long-lived assets.

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

(3) Income (Loss) Per Share

     In February 1997, the FASB issued SFAS No. 128, Earnings per Share. This standard is effective for fiscal periods ending after December 15, 1997 and requires presentation of both basic and diluted earnings per share on the face of the statements of income. These financial statements have been prepared and presented based on the new standard. Prior period amounts have been restated to conform to current year presentation. For the years ended December 31, 1995, 1996 and 1997, 112,089, 257,619 and 227,902 of anti-dilutive shares, respectively, have been excluded from the weighted average number of common and dilutive potential common shares outstanding.

     Basic and diluted income (loss) per share, as required by SFAS No. 128, is as follows:

                                                  Years Ended December 31,
                                                -------------------------------
                                                  1995       1996       1997
                                                ---------  ---------  ---------
   Net income (loss)..........................  $(677,145) $(218,414) $ 822,595
                                                =========  =========  =========
   Basic weighted average shares outstanding..  3,754,891  3,776,376  3,779,538
   Weighted average common equivalent shares..        --         --      16,922
                                                ---------  ---------  ---------
   Diluted weighted average shares
    outstanding...............................  3,754,891  3,776,376  3,796,460
                                                =========  =========  =========
   Basic income (loss) per share..............  $   (0.18) $   (0.06) $    0.22
                                                =========  =========  =========
   Diluted income (loss) per share............  $   (0.18) $   (0.06) $    0.22
                                                =========  =========  =========

                            GEERLINGS & WADE, INC.

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

(5)  Commitments and Contingencies

 (a) Lease Commitments

     The Company leases facilities under operating lease agreements expiring through January 2001. Future minimum rental payments due under these agreements as of December 31, 1997 are as follows:

Fiscal Year                                                             Amount
-----------                                                           ----------
1998................................................................. $  728,244
1999.................................................................    717,922
2000.................................................................    483,036
2001.................................................................     50,415
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

                            GEERLINGS & WADE, INC.

  The components of the (benefit) provision for income taxes are as follows:

                                                  1995       1996       1997
                                                ---------  ---------  ---------
   Current
     Federal................................... $(222,000) $     --   $ 647,000
     State.....................................       --         --     172,000
                                                ---------  ---------  ---------
                                                 (222,000)       --     819,000
                                                ---------  ---------  ---------
   Deferred
     Federal...................................  (212,000)  (119,000)  (168,000)
     State.....................................   (36,000)   (33,000)   (47,000)
                                                ---------  ---------  ---------
                                                 (248,000)  (152,000)  (215,000)
                                                ---------  ---------  ---------
                                                $(470,000) $(152,000) $ 604,000
                                                =========  =========  =========

     The reconciliation of the federal statutory rate to the effective tax rate for the years ended December 31, 1995, 1996 and 1997 for income taxes are as follows:

                                                           1995   1996   1997
                                                           ----   ----   ----
   Income tax (benefit) provision at federal statutory
    rate.................................................. (34)%  (34)%   34%
   State taxes, net of federal benefit....................  (5)    (6)     6
   Tax-exempt municipal bond interest.....................  (3)   --     --
   Other, net.............................................   1     (1)     2
                                                           ---    ---    ---
                                                           (41)%  (41)%   42%
                                                           ===    ===    ===

     Deferred income taxes relate to the following temporary differences as of December 31, 1996 and 1997:

                                                              1996      1997
                                                            --------  ---------
   Net operating loss carryforward......................... $ 56,000  $     --
   Deferred revenue........................................  299,000    366,000
   Capitalized inventory...................................   58,000     80,000
   Nondeductible reserves..................................  136,000    198,000
   Other temporary differences.............................      --     205,000
   Depreciation and amortization...........................  (49,000)   (35,000)
   Deferred costs..........................................      --    (106,000)
                                                            --------  ---------
     Total deferred taxes.................................. $500,000  $ 715,000
                                                            ========  =========

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

                            GEERLINGS & WADE, INC.

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

  Activity under the Option Plan and Director Plan is summarized as follows:

                                      Option Plan                            Director Plan
                         --------------------------------------- --------------------------------------
                                      Weighted                               Weighted
                          Number    Average Price Exercise Price  Number   Average Price Exercise Price
                         of Shares    Per Share     Per Share    of Shares   Per Share     Per Share
                         ---------  ------------- -------------- --------- ------------- --------------
Outstanding, December
 31, 1995...............   97,089      $12.20      $8.48-$16.00   15,000      $11.13      $8.00-$15.25
                         --------      ------      ------------   ------      ------      ------------
  Granted...............  255,953        5.37         3.63-8.00    7,500        4.50              4.50
  Terminated............ (117,923)      11.24        4.13-16.00      --          --                --
  Exercised.............      --          --                --       --          --                --
                         --------      ------      ------------   ------      ------      ------------
Outstanding, December
 31, 1996...............  235,119        5.26         3.63-8.00   22,500        8.92        4.50-15.25
                         --------      ------      ------------   ------      ------      ------------
  Granted...............   75,900        4.42         4.00-5.13   15,000        4.46         4.38-4.63
  Terminated............  (97,129)       5.52         3.63-8.00   (7,500)       9.33        4.50-15.25
  Exercised.............      --          --                --       --          --                --
                         --------      ------      ------------   ------      ------      ------------
Outstanding, December
 31, 1997...............  213,890      $ 4.84      $ 3.78-$8.00   30,000      $ 6.85      $4.38-$15.25
                         ========      ======      ============   ======      ======      ============
Exercisable, December
 31, 1997...............   93,867      $ 5.66      $ 3.78-$8.00    9,998      $ 9.83      $4.50-$15.25
                         ========      ======      ============   ======      ======      ============

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

                                                           December 31,
                                                     --------------------------
                                                      1995     1996      1997
                                                     -------  -------  --------
   Risk-free interest rate..........................     6.5%     6.5% 6.3-6.61%
   Expected dividend yield..........................     --       --        --
   Expected lives................................... 5 years  5 years   5 years
   Expected volatility..............................      68%      68%       86%

                            GEERLINGS & WADE, INC.

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

  Had compensation cost for the Company's stock option plans and Employee Stock Purchase Plan been determined consistent with SFAS No. 123, the Company's net (loss) income and net (loss) income per share would have been the following pro forma amounts:

                                                         December 31,
                                                 ------------------------------
                                                   1995       1996       1997
                                                 ---------  ---------  --------
   Net (loss) income
     As reported................................ $(677,145) $(218,414) $822,595
     Pro forma..................................  (680,065)  (325,799)  661,277
   Basic net (loss) income per share
     As reported................................ $   (0.18) $   (0.06) $   0.22
     Pro forma..................................     (0.18)     (0.09)     0.18

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
                                 ========        ======         =============   ======      ======          ============



       In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation, which requires the measurement of the fair value of stock options or warrants to be included in the statement of operations or disclosed in the notes to the financial statements. The Company has determined that it will continue to account for stock-based compensation for employees under Accounting Principles Board Opinion No. 25 and elect the disclosure-only alternative under SFAS No. 123. Options granted in 1995, 1996 and 1997 have been valued using the Black-Scholes option pricing model prescribed by SFAS No. 123. The weighted average assumptions used for the years ended December 31, 1995, 1996 and 1997 are as follows:

                                                        -----------------December 31,----------------
                                                             1995            1996            1997
       Risk-free interest rate                              6.5%              6.5%         6.3-6.61%
       Expected dividend yield                                -                  -                 -
       Expected lives                                    5 years           5 years           5 years
       Expected volatility                                   68%               68%               86%

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