Form 10-K
period 1998-12-31
GEERLINGS & WADE INC
filed 1999-03-30
CIK 922810

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934 (FEE REQUIRED)

  For the fiscal year ended December 31, 1998

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

  For the transition period from      to

  Commission File Number 0-24048

                            GEERLINGS & WADE, INC.
            (Exact name of registrant as specified in its charter)

                                                     04-2935863
             Massachusetts              (IRS Employer Identification Number)
    (State or other jurisdiction of
    incorporation or organization)

                                                        02021

                                                     (Zip Code)
     960 Turnpike Street, Canton,
             Massachusetts

    (Address of Principal Executive
               Offices)
       Registrant's telephone number, including area code: 781-821-4152

          Securities registered pursuant to Section 12(b) of the Act:

                                     NONE

          Securities registered pursuant to Section 12(g) of the Act:

 Geerlings & Wade, Inc.'s common stock trades on The NASDAQ Stock Market under the symbol GEER.

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

  The aggregate market value of Common Stock of the registrant held by non-affiliates of the registrant was approximately $8,580,754 on March 26, 1999. For purposes of the foregoing sentence, the term "affiliate" includes each director and executive officer of the registrant.

  3,846,550 shares of Common Stock were outstanding at March 26, 1999

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

Item 1: Business

General

  Geerlings & Wade, Inc. ("Geerlings & Wade" or the "Company"), incorporated in Massachusetts in 1986, is a direct marketer of premium, imported and domestic wines and wine-related merchandise to individual consumers. Through frequent mailings to existing and potential customers and, starting in 1998, through e-commerce Websites, the Company offers wines selected on the basis of their quality and price characteristics. Sales levels largely depend on response rates to and circulation (number) of "house mailings" which are product offerings sent via the U.S. Postal Service to existing customers and of "acquisition mailings" which are product offerings sent via the U.S. Postal Service to potential, new customers. Customers place orders by mail, the telephone, facsimile, e-mail and via the Internet. In 1998, the Company established an e-commerce Website, www.geerwade.com, through which customers may place orders for wine. In 1999, the Company expanded its selection on this Website by offering rare, high price point, Bordeaux wines and wine accessories and racking. On July 7, 1998, the Company purchased Passport Wine Club which sells wine over the telephone, fax, e-mail and the Internet. Passport offers continuity programs in which customers receive monthly shipments of 2 or 4 bottles of wine per shipment and sell individual orders of wine. The Company seeks to eliminate the "intimidation factor" in the consumer's wine purchasing decision by focusing on a relatively small number of wines and by providing information on their selection and enjoyment. The Company believes that it is developing a "Geerlings & Wade" image based on informative mailings and e-commerce Websites, reliable wine recommendations, value pricing and ease of ordering and convenient delivery. Since the Company is in a retail industry, the sales generated in the fourth quarter are generally expected to be higher than in the other quarters.

  The Company seeks to comply with the myriad of applicable laws and regulations, which govern the sale of wine on a federal, state and local level. The Company is required by law to operate licensed facilities or otherwise be permitted to sell wine by reciprocal rights granted by law to individual consumers in each state in which it operates. Geerlings & Wade opened its first licensed facility in Massachusetts in 1988. Since then, the Company has opened additional licensed facilities in Connecticut (June 1991), New York (September 1991), Illinois (November 1991), Florida (April 1993), California (May 1993), New Jersey (July 1993), Washington (December 1994), Virginia (January 1995), Ohio (April 1995), Minnesota (July 1995), Colorado (August 1995), Arizona (September 1995), Michigan (July 1997), Boston Massachusetts (July 1998) and Texas (February 1999). Pursuant to reciprocal rights it holds in a number of states in which it is licensed, the Company ships wine to consumers in a limited number of additional states, but sales in such states have been relatively insignificant to date. In 1997, Nevada changed its alcoholic beverage laws to permit shipment of wine from out-of-state retailers, and the Company commenced selling to Nevada customers in September 1997. In 1997, Louisiana also changed its liquor laws to permit shipment of wine from out-of-state retailers, and the Company commenced selling to Louisiana customers in June 1998. The Company's active customers (customers who have made a purchase within the twelve preceding months) have increased 16.4% from approximately 110,800 at December 31, 1997 to approximately 129,000 at December 31, 1998.

Company Strategy

  The Company, as one of the leading direct marketers of premium wines, seeks to simplify the wine-buying process, educate the wine consumer and develop a loyal and broad customer base. The Company also offers periodically through catalogs wine accessories such as cork screws, books, wine racks and other products related to the enjoyment of wine. The key elements of the Company's strategy to achieve these objectives include:

  Source Quality Wines and Offer Value Pricing. Geerlings & Wade primarily sources its imported wines directly from producers and negotiants (those persons who serve as intermediaries or agents to producers in the purchasing process) in the countries of each wine's origin. The Company primarily sources domestic wines through wholesale channels with domestic negotiants, certain wineries and wine producers. In the case of both foreign and domestic wines, the Company at times purchases wine from traditional wholesalers. The Company strives to develop new relationships with domestic wine suppliers to improve the quality and selection of wines for its customers and has begun to add a greater assortment of nationally branded wines to its product mix. When choosing non-branded wine, the Company selects only those wines that perform well in blind comparative tastings. The Company promotes value in its selections by offering only those wines, which the Company believes, demonstrate a combination of superior quality and price characteristics. These sourcing and selection techniques combined with its ability to purchase in large quantities and manage the consolidation and transportation of its directly-sourced products, enable Geerlings & Wade to offer premium wines at attractive prices. The Company strives to encourage repeat purchases by customers by providing the highest quality wine it can source at each price point. Geerlings & Wade customers rely on the Company to select and provide high quality wines rather than relying on brand recognition, third party endorsements or ratings of wine. Geerlings & Wade strives to maintain this relationship of trust, which is critical to the success of the Company.

  Facilitate Purchasing Decisions and Educate Consumers. Geerlings & Wade believes that many consumers who buy wine through traditional retail channels experience difficulty in their purchasing decisions, due to their limited personal knowledge of wine and the general lack of dependable advice at the time of purchase. The Company seeks to eliminate this "intimidation factor" and facilitate the wine-buying process by focusing each offering on a relatively small number of wines that either performed well in blind comparative tastings or, in the case of branded wines, are highly rated by third party wine experts. The Company offers its customers the convenience of ordering products through numerous channels which include telephone, facsimile, mail, e-mail, and, since May of 1998, the Internet with delivery of each order directly to their home or office as quickly as possible. Since the Company ships from its 15 warehouses in 15 states as of March 1999, delivery times are relatively short. Currently the Company does not make deliveries from its Boston, Massachusetts store. In addition to providing convenience to busy customers, the Company continually provides its customers with information on various wine varietals (grape type), grape-growing regions and vintages, as well as recommendations on the selection, storage and enjoyment of wine. By educating its customers, the Company strives to give them greater confidence in their wine purchasing decisions.

  Enhance Productivity of Mailings. Geerlings & Wade seeks to improve the productivity of mailings to its existing customers by analyzing buying histories and tailoring the frequency and content of the Company's mailings to existing customers ("house mailings"). The Company mails promotional offers to potential customers between five and seven times per year to acquire new customers and build the list of repeat customers (the "house file"). Customers that purchase within the prior twelve-month period are counted and referred to as the Company's 12-month buyers. The Company employs techniques designed to enhance response rates to promotional mail, lower costs and ultimately find new customers that will continue to place frequent and high dollar value orders for long periods. The Company plans to better integrate the marketing activities of its direct mail efforts and its Internet offerings in order to optimize the effectiveness of these two marketing channels.

  Apply Computer Systems to Enhance Operations. Geerlings & Wade has developed and seeks to maintain customized computer systems to integrate all major aspects of the Company's business to promote operational efficiencies and provide better customer service. The Company's systems integrate order processing; inventory planning, control and management; customer list and circulation management and analysis; and accounting and management reporting. In the third quarter of 1999, the Company plans to replace its existing software system with a software package designed to meet Company's unique requirements. This software system will provide an order entry interface for our telephone sales representatives, electronic order entry over the Internet, inventory management, warehouse fulfillment support, purchasing, accounting, marketing analysis and management reporting.

  Develop e-commerce. In 1998, the Company launched its e-commerce Website www.geerwade.com and purchased Passport Wine Club that sells cases of wine and continuity programs (in which customers receive monthly shipments of wine) over the telephone and the Internet from its e-commerce Website www.topwine.com. Sales from these Websites are encouraging and have been increasing each month since the second quarter of 1998. Due to these encouraging signs, the Company has decided to completely redesign www.geerwade.com to allow for more interaction between the customers and the Company, greater product assortment and more enriched content. Hill, Holliday, Connors Cosmopulos, Inc. ("Hill, Holliday") has been retained to redesign www.geerwade.com. Additionally, the Company has hired Hill, Holliday to design another e-commerce Website that will offer between 1,000 and 2,000 national brands of fine wine as well as wine accessories. This site will also feature a wine locator that allows the customer to place orders for "hard to find" wines, and the Company will use its best efforts to locate that wine and sell it to the customer. Both Websites will permit customers to view past purchase history, check on the status of their orders and communicate with Company through e-mail. The Company will test various advertising media including print advertisements and radio to promote the new Website, that will offer national brands.

  Expand in Existing Markets. Geerlings & Wade believes that it has penetrated its current markets to a limited extent and that opportunities exist to increase sales in these markets among both current and new customers. The Company seeks to increase sales among its current customers by a variety of means, including enhancing its customers' appreciation of wine through education, broadening the selection of wine and purchasing options offered and attempting to make buying wine more convenient and less intimidating. The Company seeks to acquire new customers within existing markets through improvements in the content, quality and circulation management of its mailings to potential customers ("acquisition mailings"), and through direct-response print advertising and active encouragement of referrals from existing customers. The Company also plans to cater its product offers to match regional preferences of its customers. For example, the Company intends to present more domestically-produced wines to customers residing in the western U.S., who tend to buy a higher proportion of domestic wines than imported wines.

  E-commerce and Continuity Acquisitions. The Company plans to develop customer acquisition programs using www.geerwade.com, www.topwine.com and its new Website, which will sell nationally branded wine. To date, the Company has advertised www.geerwade.com only to its existing customers by including promotions in its house mailings. The Company also directs website visitors of www.geerwade.com to Passport if they want to investigate the Company's wine club by directly linking to www.topwine.com. Later in 1999 after the Company launches its newest Website that will offer between 1,000 to 2,000 national brands, the Company will test various forms of advertising using print, radio, and Internet media. There can be no assurance that this advertising will generate significant sales for the Company. The Company also plans to develop marketing relationships with other companies doing business on the Internet.

  Enter New Markets. Geerlings & Wade is licensed or otherwise authorized to sell wine to individual customers in twenty-seven states comprising approximately 81% of the overall U.S. market for table wine as of March 1999. Certain states are designated as "control" states in which the state government owns and operates the liquor stores within its state borders. These control states generally prohibit the sale of wine by private entities. However, there are additional states in which the Company can sell wine by obtaining applicable retail liquor licenses. The Company is currently evaluating opportunities to obtain licenses in additional states in order to serve a larger customer base, although no assurance can be given that it will be successful in obtaining any additional licenses. The Company obtained a retail license in Texas to sell wine in February 1999 and commenced selling wine to Texas residents in March 1999. Additionally, New Hampshire and Rhode Island amended their laws to allow shipment of wine from licensed retailers located in other states. Alaska has clarified its laws by permitting the intrastate shipment of wines that are ordered over the Internet, but orders made by mail or telephone from out-of-state retailers are prohibited. The Company commenced selling and shipping wine to residents in Alaska (via the Internet only), Rhode Island and New Hampshire residents in March 1999. The entry into Texas is expected to contribute to the Company's sales growth since Texas is about the fifth largest state in terms of wine consumption. Those states representing markets with both high consumption of table wine and a large number of mail-order prospects will be considered based on the Company's ability to overcome licensing and other regulatory obstacles to serve customers in such states.

Company Literature and Mailings

  The Company sells wine to individual consumers who are 21 years of age or older primarily through targeted mailings. In addition to describing the distinguishing characteristics of the featured wines, each mailing contains general information intended to broaden the customer's knowledge of wines, wine producers and wine-producing regions, along with the Company's "tasting notes" and ratings. The Company's tasting notes and 100-point-scale ratings included with the mailing provide the consumer with detailed information on the subjective and objective qualities of each wine. The tasting notes describe each wine's most salient qualities, including color, bouquet and taste characteristics. The Company also recommends foods and recipes to pair with the featured wines and compares the featured wines with nationally branded wines. Geerlings & Wade distributes primarily two types of promotional wine mailings: "house mailings" to its file of active customers and qualified leads and "acquisition mailings" to prospective customers obtained from rented mailing lists.

  House Mailings. Geerlings & Wade distributes house mailings to customers (those persons who have made a purchase) and qualified leads (those persons who have indicated an interest in being placed on the Company's mailing list but who have not yet purchased Geerlings and Wade products). The marketing department determines the number and timing of house mailings to be sent to any individual based on various factors, including the wines offered, the wine prices, wine ratings, the season and frequency and amount of customer purchases. The Company uses the computer system to select and analyze which customers to target and strives to optimize sales, average order value and response rates to mailings in relation to marketing expenses. The Company further tailors the frequency and content of each house mailing and the wines featured to the particular market served. In addition to information on the featured wines, each mailing includes a personalized letter, an order form and a business reply envelope. In 1998, the Company sent approximately 2,989,000 house mailings, an increase of about 3.6% over the number of pieces mailed in 1997.

  The Company generally uses three types of house mailings:

    "Brochure Mailings" include a four-page brochure, which highlights one or two selected wines from a specific wine making region. These brochures contain detailed descriptions of the wines being offered and information on the region from which they were produced, the vintage and the background of the producer and the quantitative and qualitative results of the tastings from which the featured wines were selected. In addition to the featured wines, these brochures typically offer eight to nine additional wine selections, along with tasting notes and ratings for these wines. The Company mailed nineteen and eighteen separate brochure mailings to its customers in 1997 and 1998, respectively. Not all customers receive each brochure mailing.

    "Odds and Ends Mailings" offer a large selection of previously featured wines and some new wines available in limited quantities. These mailings expressly encourage customers to take advantage of what may be their last opportunity to purchase certain wines that they may have previously purchased and enjoyed. In addition, the prices of some wines are reduced. The Company normally mails one "Odds and Ends" mailing per quarter.

    Preferred Customer and Membership Mailings. Geerlings & Wade also creates and mails special offers to customers based on their purchasing behavior. For example, last holiday season, the Company mailed a special Chardonnay offer to customers who purchased Chardonnay from Geerlings & Wade in the past or whom it had reason to believe would likely purchase Chardonnay. These preferred offers, which typically are in the form of letters from the Company president, generate high responses from customers and enhance the personal touch of the Company's wine-selling service. The Company normally mails five to seven preferred customer mailings each year. At least once a year, the Company mails a special mailing to its members in which it offers special wines at membership prices.

  Acquisition Mailings. The Company's primary method of acquiring new customers is its acquisition-mailing program. A typical acquisition mailing explains the Company's selling concept, describes the particular wine being offered and contains an order form to purchase the wine. Potential customer names are obtained by renting lists, which are screened with a demographic profile consistent with the Company's existing customers and rented more than once based on historical performance. The Company generally presents prospective customers with an offer to buy six bottles of wine for their first purchase. After the customer purchases from the Company, they are encouraged to buy a minimum of 6 bottles per order, and the repeat buyers purchase 1.2 cases per order on average.

  Production. Most of Geerlings & Wade promotional mailings are created and designed in-house on a desktop publishing system. The in-house creation and design of house and acquisition mailings allows flexibility for editorial changes and results in significant cost and timesavings. Printing, production and fulfillment (collating, folding, inserting and mailing) are performed commercially off-site. The Company seeks to reduce creative, printing and mailing costs to maximize the availability of funding for the purpose of acquiring new customers. Mailings generally include a personalized letter, the offering brochure, an order form and a return envelope.

  Catalog. During 1998, Geerlings & Wade mailed a 16-page wine catalog and a 24-page wine accessories catalog during the holiday season. The wine catalog featured wines from around the world and offered wine gift samplers to facilitate customer's gift buying needs. Additionally, some wine accessories were offered throughout this catalog. The Company mailed the catalogs to both prospective and existing customers. The wine accessories catalog, which was mailed after Thanksgiving, offered only wine accessories and, therefore, was also mailed to customers living states in which the Company is not licensed to deliver wine. The Company plans to further research the development of its catalog market and test different product offerings and mailing schedules in 1999. The Company believes there is an opportunity to enhance sales to existing customers and expand its customer base through catalog mailings, but there is no assurance that this marketing vehicle will provide sales growth for the Company. In February 1999, the Company began offering wine accessories on its e-commerce Website.

  Passport Wine Club Mailings. The Company began selling continuity programs in the fall of 1997 and sent out promotional mailings to generate these sales. Continuity programs entail delivering monthly shipments of 2, 4, or 6 bottles of wine for 3, 6 or 12 months or for an open-ended period until the customer cancels. In July of 1998, the Company acquired Passport Wine Club that sells much of its wine as part of its various continuity programs. Passport closely ties its marketing concept to written discussions of trips to the wine growing regions and wineries from which it offers wine. Passport sales representatives also sell individual purchases to its customers as well. Due to low response rates to mailings promoting continuity programs, the Company has decided to promote Passport programs through Passport's Website www.topwine.com and through www.geerwade.com by linking to www.topwine.com Website.

Merchandising

  Geerlings & Wade offers its customers premium imported and domestic wines. Imported wines are sourced primarily from France, Italy, Australia and Chile. The Company's domestic wines are sourced primarily from California, many of which are sold under private labels, including the Company's own brands: Glass Ridge, J. Krant Cellars, Hamilton Estates, Alazar Winery, Amsbury Winery, Bryan Woods Winery, Devina Estates, Foxtail Vineyards & Winery, Domaine Paul, Jack Canyon Cellars, Lapis Lazuli Winery & Vineyards, Marc Cellars, Mariel Winery, Mira Luna, Mischler Estates, Penstemon, Rock Rabbit, Avalon, Rose Valley, San Valencia Winery and St. Carolyne Winery. The Company intends to promote its best-selling brands and build a long-term merchandising program that builds brand equity for these brands. By reinforcing brand recognition vintage after vintage by selling quality wines, the Company intends to encourage a strong demand for these brands among its customers and generate strong sales growth for these brands.

  The wines offered by the Company are selected based on consumption patterns and the Company's prior experience with wines from particular wine-producing regions and varietals. In 1998, approximately 68% of the cases sold by the Company were imported wines and 32% were domestic. The Company's wines are generally sold within the price range of $69 to $1,000 per 12-bottle case, with average case prices of approximately $99.60 in 1998.

Wine Sourcing and Purchasing

  The Company sources imported and domestic wines through a network of producers, negotiants, importers and wholesalers. In 1998, the Company sourced directly from producers or negotiants a substantial majority of the cases it sold.

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

  The Company generally selects wines several months in advance of offering them for sale to coordinate availability, shipping and promotional mailing schedules. Management develops an annual merchandising plan for each wine to be featured in its house mailings ("feature" or "wine feature(s)"). This plan specifies wine varietals, producing region of origin and price point for each of these features. Then, the Merchandising Department develops and purchases a complementary product mix of 7 to 9 wines that will be offered with each feature. These complementary wines are referred to as "I.D. wines" by the Company. The Company selects most of these feature and I.D. wines based on blind comparative tastings of samples judged on overall quality and price characteristics. The Company often tastes over fifty wines prior to selecting a wine feature and currently rates each wine on a 100-point scale. In order to foster movement of inventory, the majority of wine is specifically purchased to meet the Company's promotional mailing schedule. Purchase quantities are based on sales forecasts for the particular promotions in which the wine will be offered.

  Sourcing Imported Wines. In 1998, the vast majority of imported wines sold by the Company were sourced directly from the countries of origin. The Company uses consultants for sourcing certain imported wines. Many European wines are purchased using the services of Mr. Peter van Hoof, a consultant to the Company, who visits European growers and negotiants and administers blind comparative tastings from his office in Rotterdam, The Netherlands. At the Company's headquarters, samples, including wine submitted by Mr. Van Hoof, are tasted, compared and selected on a blind comparison basis by the Company's Wine Director, Mr. Francis Sanders. Mr. Sanders also compares the samples against widely available, brand name wines.

  Sourcing Domestic Wines. In 1998, a substantial majority of the Company's domestic wines were sourced through wholesale channels with domestic negotiants and certain wineries and wine producers, and the remaining wines, national brands, were purchased from licensed wholesalers. The Company sources many wines through its domestic negotiant, Codera Wine Group, Inc. ("Codera") of Grayton, California. Codera sources wines in the United States from many high-quality producers and makes and sells its own national wine brands. Codera continuously reviews wines at various stages of production and forwards selected samples to the Company. After the Company has selected a particular wine from among the samples forwarded by Codera, Codera coordinates finish vinification and bottling of the wine under a number of private labels, including the Company's own brands. In addition, Codera has occasionally identified branded products for purchase by the Company.

  The Company also sources wines directly from various California wineries. As a high-volume purchaser, the Company is directly approached by wineries and wine producers with offers to purchase wine lots of various sizes. These wines are reviewed based on their quality and price characteristics.

  Wines Sourced by Others. Geerlings & Wade also purchases wines which have been sourced independently for the Company by negotiants, importers and wholesalers. Due to the Company's ability to purchase in large quantities, it is frequently approached by importers and wholesalers. Wines forwarded to the Company are reviewed according to the same quality and price standards as other wines sourced by the Company. The Company believes that by maintaining these relationships with quality wine suppliers, it can enhance its opportunity of uncovering wines of high quality at attractive prices.

Information Systems and Technology

  The Company seeks to maintain computer-based systems to integrate all major aspects of the Company's business, including order processing, warehouse fulfillment, inventory planning and management, merchandising, customer list and circulation management and analysis, and financial and management reporting. The Company's present system was developed in-house and is based on client-server software purchased by the Company. The Company's current customized order processing system provides integrated order entry with each of the Company's licensed facilities for telephone orders to be captured on-line and mail orders to be efficiently processed. It provides customer service representatives with access to an array of product and customer information during order processing, tracking of customer order history and real-time inventory management. It also provides the capability to target the Company's marketing programs to specific segments of its customer base and extensive reporting capabilities that allow the Company to evaluate the effectiveness of its mailings and assist the Company in its business planning. In 1998, the Company upgraded much of its computer hardware to improve processing time and reliability.

  The Company has recently selected an integrated, direct marketing software package named Catman from Avexxis Corporation of Avon, Connecticut. Geerlings & Wade plans to convert from its current software system to the Catman system early in the third quarter of 1999. This package will replace the Company's present internally designed software system and provide all of the functionality that the current system provides as well as enhance the Company's capability to generate reports and manage its resources and data. Additionally, Avexxis Corporation has represented that the Catman software and the Universe database are year 2000 ready ("Y2K Ready"). This means that the software will not fail to function partially or totally as a result of using dates beyond December 31, 1999. Catman will provide telephonic and direct mail order-entry via data entry or order entry from electronic submissions over Internet, warehouse fulfillment management including inventory control and management, merchandising forecasting and purchasing, accounts payable, account receivable and general ledger modules for accounting and marketing analysis and circulation management. This integrated, enterprise-wide software package relies on the Universe database sold by Ardent Software of Westborough, Massachusetts. Ardent Software represents that Universe database is Y2K Ready.

  The Catman order processing system will integrate order entry with each of the Company's licensed facilities and provide the on-line, real-time information processing capabilities necessary for prompt fulfillment and delivery to customers and resolution of customer service issues. The Catman software will allow telephone orders to be captured on-line and mail orders to be efficiently processed through data entry. Internet orders will be electronically submitted to the Catman system from the Company's interactive e-commerce Websites that are under development. The names and addresses of individuals who have responded to mailings by ordering or by requesting inclusion in the Company's mailing list will be entered in the Company's database and assigned an "import number" which appears on all customer correspondence and will be used to track account activity against each marketing promotion that is sent to a customer. The Catman system will provide the Company's customer service representatives access to an array of product and customer information during order processing. The Company believes the customer information to be provided by the system, including tasting notes, purchasing and billing histories, delivery instructions and prospective shipping dates, will enhance the quality of service to its customers.

  The Catman system will provide real-time inventory management. The Company will maintain access to running totals of case sales by market, warehouse inventory, products in transit to each warehouse and customer delivery logs, all designed to arrange for prompt and convenient delivery to customers. Regulatory requirements will be incorporated into the Catman software to allow the Company to manage centrally inventory for each of its licensed facilities.

  The Company continually updates its current database of customer names and purchasing histories to maximize the productivity of house and acquisition mailings. The Catman system will provide the Company with a flexible system that offers highly sophisticated data manipulation which will enable the Company to target its marketing programs to specific segments of its customer base. The system also will provide extensive reporting capabilities that will allow the Company to evaluate the effectiveness of its mailings and assist the Company in its business planning.

  The Company's computerized telephone system allows the Company to monitor the volume of incoming calls, monitor customer service representatives and record other useful information. The system is expandable, permitting the Company to add lines as necessary to increase its customer service capabilities. The warehouse personnel in the Company's 15 facilities located throughout the country and sales representatives serving Passport Wine customers from our California facility, communicate via the Internet on a virtual private network with our computer software and hardware system in Canton, Massachusetts. The Catman software will employ the same communication links with the Company's facilities located outside of Massachusetts. To support the Catman software implementation, the Company has purchased a new server, which will run the Catman, and Universe database.

  The Company has also retained Hill, Holliday to design, program and implement a new Websites from which customers can purchase Geerlings & Wade products (the " e-commerce solution"). One of these new Websites will replace the Company's current Website, located at www.geerwade.com, the other will provide nationally branded wines as previously discussed. These Websites will allow for interactive queries and orders between our customers and the Catman software and Universe database. For instance, customers will be able to query, indirectly, the Universe database to determine which inventory is available for sale, their order fulfillment status and their order shipping status. Orders, including regulatory compliance verification data, will be electronically entered via the Catman system and e-mails will be sent back to customers notifying them of order receipt and status. Inventory updates will be performed automatically based on order status in the Catman system. The Company expects this e-commerce solution to generate strong customer satisfaction and allow the Company to keep its Websites current with minimal cost to the Company. This will allow the Company to focus on the Website content and on marketing initiatives to increase e-commerce sales.

  The entire capital investment for the Catman software, associated integration costs, new computer hardware and the e-commerce solution will be approximately $800,000 to $1,000,000.

Marketing

  The goal of the Company's marketing program is to increase the size of the Company's customer base through acquisition, retention, repurchase, and upsell programs delivered through targeted, high-value marketing communications that offer quality wines at competitive prices. Marketing communications are delivered primarily through the mail, with increasing use of both telemarketing and Internet channels.

  The Company's ongoing marketing programs are also designed to generate information concerning existing and new customers. This information is incorporated into the Company's database and is used to target and acquire new customers, increase the average order value of customer purchases and enhance the Company's customer service capabilities. Increasingly, this data, along with customer purchase behavior and buying preferences, will be leveraged to define differentiated customer contact strategies.

  The Company monitors its progress in attaining its goals by tracking new and existing customer purchase behaviors, customer retention statistics, and individual marketing campaign performance. A primary focus is placed on repurchase behaviors of first- and second-time buyers, high-value customers, and multi-order customers who have not purchased in the last 12 months.

  New Marketing Programs. In addition to its present direct-mail formats, in 1998 the Company continued testing alternative channels of direct marketing to enhance sales and increase its customer base. These alternatives included promoting a "wine-of-the-month" continuity program in which customers or their gift recipients receive two (or four) bottles of wines each month. After purchasing Passport Wine Club in July 1998, the Company merged its continuity business with Passport's continuity programs. The Company will promote continuity programs primarily over the Internet in the near future. Additionally, the Company continued several "affinity" marketing programs with corporate partners such as America West, Brookstone, American Express, Brooks Brothers and Skymall. Each of these programs are unique but generally are designed to market Geerlings & Wade wines to the customer base of each corporate partner. Some programs are presented either as wine clubs sponsored by the corporate partner or as Geerlings & Wade offers endorsed by the corporate partner. The Company experienced various degrees of success with these programs and intends to further test this marketing channel. Overall, Company marketing efforts will increasingly seek to enhance the return on program and campaign investments aimed at existing Geerlings & Wade customers.

  Electronic Commerce. In 1998, Geerlings & Wade launched a new Website www.geerwade.com through which customers can learn about the Company, its products and, most importantly, order wine and wine accessories electronically. Additionally, the Company purchased Passport Wine Club on July 7, 1998. Passport Wine Club sells monthly subscriptions of wine from its Website www.topwine.com. Customers can access the www.topwine.com directly or through www.geerwade.com. While e-commerce is still in a development stage, the Company believes that the potential may exist for selected customers to migrate their purchasing of products to this on-line channel over time. In 1998, the level of sales placed over the Company's Website was encouraging. The Company intends to continue testing this interactive channel by expanding its wine and wine accessories available through its Website. In addition, the Company has announced a major redesign of its current Website, www.geerwade.com and a new Website offering nationally branded wine. These Websites are targeted for completion in the third quarter of 1999.

  Membership. To increase customer loyalty, Geerlings & Wade offers customers the opportunity to purchase one- or three-year memberships. The Company offers memberships in all states in which it operates and where such offers are legally permissible. Members receive a personalized membership card, are uniquely maintained on mailing lists, and, realize savings on each case of wine purchased during the term of the membership. (In order to comply with regulatory restrictions in Massachusetts, the Company offers its members free delivery on their 12-bottle case purchases). On occasion, the membership program has generated regulatory scrutiny, and there is no assurance that the Company will be able to continue its membership programs in their current forms in existing jurisdictions or those jurisdictions in which the Company may become licensed in the future. As of December 31, 1998, the Company had approximately 40,700 members, and of the 12-month customers, approximately 25% were members.

Customer Service

  Customers send the Company orders by e-mail, mail, telephone (1-800-782-
WINE) and fax (1-800-FAX-8466) and over the Internet (www.geerwade.com and www.topwine.com). The Company accepts orders and makes sales in accordance with applicable law. Sales are consummated in the appropriate Company licensed facility. The Company's customer service representatives assist customers in purchasing decisions, process product orders and respond to customer inquiries on wine information, pricing and availability. As described above, the new Catman software is designed to provide, at a minimum, the same functionality for Company sales and customer service representatives as the current system. The customer service group responds to approximately 1,000 telephone calls each day on average. Through the Company's on-line systems, customer service representatives can quickly access a customer's complete transaction history, including all prior purchases, payment and delivery information. When processing orders, customer service representatives have complete listings of all available products, as well as tasting notes and ratings. When the offices of the Company are closed, customers may leave orders on a voice messaging system. The Company accepts the return of unopened bottles from dissatisfied customers and credits a customer for all returns. Returns and credits were approximately two percent of net sales for each of the last three fiscal years.

Competition

  The retail wine business is highly competitive. The Company competes with supermarkets, wine specialty stores, retail liquor stores, wine merchants which advertise delivery of products in specialty publications and an increasingly larger number of companies specializing in direct marketing of wine at retail, including companies which are presently marketing on the Internet. Many of these competitors have significantly greater resources than the Company and sell mostly branded products many of which are not offered by the Company.

  The Company believes that by providing quality wines at competitive prices coupled with a high level of service, the ability to source wines directly from producers and the convenience of direct delivery, it can achieve a competitive advantage over supermarkets, retail liquor stores, wine specialty stores and other wine merchants. The Company believes that it has achieved a competitive advantage over current direct delivery or direct marketing competitors and potential new entrants by successfully obtaining retail licenses in each of its markets, being an early entrant in many of its markets, exploiting computer technology in the management of its operations and its direct marketing programs and creating a loyal customer base of repeat customers. In addition, the Company believes that it distinguishes itself from its direct mail or Internet competitors by seeking to operate its highly regulated business in adherence to applicable law and regulation. However, there can be no assurance that the Company will be able to continue to compete effectively against existing competitors or new competitors that may enter the market in the future.

Company Operations Within Regulatory Framework

  Regulatory Framework. The alcoholic beverage industry is highly regulated and subject to change. Extensive and complex regulation at the federal and state levels has resulted in what is known as the "three-tier licensing system." At the first tier are wine makers, manufacturers, and importers who are licensed to sell wine to the second tier, licensed wholesalers. Wholesalers in turn supply the third tier, licensed retailers, who ultimately sell wine to the public for personal use and not for resale. Each tier is subject to various restrictions on its activities. Geerlings and Wade operates in the third tier. In virtually all states, retailers are granted a license that enables them to sell products solely to consumers within that state. A small number of states allow interstate sales to those states having reciprocal licensing arrangements (for example, a retailer may ship from California to Oregon, Idaho and New Mexico). Additionally, some states such as Nevada, Louisiana, Rhode Island and New Hampshire have amended their beverage alcohol laws so that licensed retailers can ship into their state as long as certain procedures are followed by the shipper. In addition, regulatory restrictions prohibit a retailer with licensed facilities in multiple states from transferring inventories between its facilities. In order to acquire and maintain a retail license to sell within a particular state, a retailer must have a physical presence (for example, own or lease a warehouse or other licensed facility) in that state. A retailer engaged in direct marketing is further limited in its ability to sell alcoholic beverages by restrictions imposed by various state laws on the method of delivery to consumers. For example, United Parcel Service (UPS) is not licensed to provide intrastate delivery of alcoholic beverages sold by the Company in Massachusetts, New Jersey or Colorado. In addition, some states, including Alabama, South Carolina, Tennessee and Georgia prohibit the retail delivery of alcoholic beverages altogether. For this reason, the Company delivers its own products in New Jersey and most of its orders in Massachusetts and contracts with local couriers in Arizona, Colorado, Minnesota and New Hampshire to deliver orders to the Company's customers. In Massachusetts, the Company also contracts with local couriers to deliver some orders to its customers.

  Company Licensing and Regulatory Matters. The Company holds retail licenses in the fifteen states where it maintains sixteen licensed facilities, which are typically renewed on a yearly basis. The Company is also permitted, from its California or Illinois facilities, to sell and ship to consumers in Oregon, Idaho, New Mexico, Missouri and West Virginia under these states' "reciprocal shipment" laws. In addition, without obtaining additional facilities, the Company is permitted to sell and/or ship to consumers in Alaska, Iowa, Louisiana, Nebraska, Nevada, New Hampshire and Rhode Island. Sales to consumers in Missouri and West Virginia to date have been relatively insignificant because of regulatory restrictions asserted against direct marketing and consumer advertising in those states.

  Most of the states where the Company is licensed have legal barriers against the Company also engaging in licensed wholesaler activities in that or any other state. As such, the Company holds only retail licenses. All domestic and imported inventories are sold and delivered by independent licensed wholesalers directly to each of the Company's licensed facilities. Because of the relatively unique nature of the Company's mail order and Internet operations within this regulatory framework, the Company occasionally receives inquiries from state regulators regarding its business practices. To date, such inquiries made during or prior to 1998 have not resulted in any actions by any such regulators that would have a material effect on the Company's business. The Company believes that it is in compliance in all material respects with all applicable licensing and other governmental regulations and that any failure in the past to comply with such regulations has not had, and is not expected to have, a material adverse impact on the Company's business.

  Customer Order Processing and Delivery. All customer orders are processed centrally and forwarded to an appropriate licensed facility for acceptance and fulfillment. The Company has developed extensive proprietary software to manage the process of ordering, order fulfillment and accounting for its inventory and plans to not only maintain this capability with new Catman software system, but improve this area of data management. Through computer software and systems, the Company has real-time access to running totals of case sales by state, warehouse inventory, in-transit wine purchases and customer deliveries, all designed to arrange for prompt delivery of wine to customers. The Company's software also ensures that customer orders are processed for acceptance by the proper licensed facility.

  The Company's facilities maintain regular hours and sales are made to customers who visit the licensed facility. However, most of the Company's sales are made through home or office delivery. The Company ships wine directly to a customer from its licensed facility located in the state in which the customer resides (except with respect to those states to which the Company is authorized to ship from out-of-state licensed facilities such as from California to its Nevada customers). An adult's signature is required for deliveries of wine in all states and in all states where required, and in general, customer payments are received prior to the delivery of product.

  In Massachusetts, and in New Jersey, where UPS is not currently licensed to provide delivery of alcoholic beverages for retailers, the Company uses its own licensed vehicles and delivery personnel to make deliveries. The Company coordinates these deliveries from its Massachusetts headquarters, placing each order as it is received into a delivery route. The Company has established delivery routes covering each state and, depending on the frequency and concentration of orders, completes each route at least once a week. In certain circumstances, if a customer requires more prompt delivery, the order will be placed in an alternate route for delivery on an earlier day. The drivers in the course of their normal routes perform pickup of returns. In Massachusetts, third party couriers deliver wine for some of the Company's more distant routes.

  In Alaska, California, Connecticut, Florida, Idaho, Illinois, Iowa, Louisiana, Missouri, Nebraska, New Mexico, New York, Nevada, Ohio, Oregon, Rhode Island, Texas, Virginia, Washington and West Virginia, the Company uses UPS to make deliveries. In Arizona, Colorado, Minnesota, New Hampshire and Texas, the Company uses licensed delivery companies to make deliveries. Orders from customers in the states in which UPS or other delivery companies are permitted to ship wine are transmitted on the day they are received to the appropriate licensed facility. Orders are packed into specially designed shipping containers and picked up by the delivery company daily. Most of these orders are shipped within 48 hours of receipt. Returns are picked up by the delivery company pursuant to issuance of a delivery company call tag request by a Company customer service representative and returned to the appropriate licensed facility.

Sales or Use Tax

  The Company presently collects sales tax in each of the states in which it operates a facility and which apply a sales tax to the sale of wine and wine accessories. These states are Arizona, California, Colorado, Connecticut, Florida, Illinois, Michigan, Minnesota, New York, New Jersey, Ohio, Texas, Virginia and Washington. Massachusetts does not impose sales tax on wine but does so on wine accessories. Additionally, certain states have enacted legislation permitting the delivery of wine to residents of their states by licensed, out-of-state shippers on the condition certain sales, wine excise and/or other taxes are imposed on the customer and remitted to the state by the shipper and or the customer. These states include Louisiana, Nevada, New Hampshire and Rhode Island. Since 1993, the Company has shipped wine to Oregon, Idaho, New Mexico, Missouri and West Virginia under "reciprocity laws" without collecting a sales or use tax or notifying consumers that a use tax payment may be required. Various states have attempted to impose on direct marketers the burden of collecting use taxes on the sale of products shipped to state residents. In 1992, the United States Supreme Court affirmed that it is unconstitutional for a state to impose use tax collection obligations on an out-of-state mail order company whose only contacts with the state are the distribution of advertising materials through the mail and subsequent delivery of purchased goods by parcel post and interstate common carriers. However, this decision acknowledged that Congress has the authority to enact legislation authorizing states to impose such obligations. On March 13, 1995, legislation was introduced in the United States Senate, which would authorize collection of certain state and local taxes with respect to mail order sales, delivery and use of tangible personal property. Although it has not yet become law, this legislation was reintroduced on January 29, 1998. The Company cannot predict whether or when this legislation will be enacted. Given the Company's ability to collect sales tax in the jurisdictions indicated above, the Company does not believe the collection of use taxes would present an undue burden upon the Company in the event that it were determined that the Company was obligated to collect such taxes, and would have no significant impact on the administrative expenses of the Company or the prices charged to customers.

Trademarks

  The following are registered trademarks or service marks of the Company:
Geerlings & Wade Personal Wine Service, J. Krant Cellars, Glass Ridge, Alazar Winery, Amsbury Winery, Lapis Lazuli Winery & Vineyards, St. Carolyne Winery, San Valencia Winery, Mariel Winery, Jack Canyon Cellars, Bryan Woods Winery, Mischler Estates, Hamilton Estates, Mira Luna, Passport Wine Club, International Beer and Ale Society, Devina Estates and Domaine Paul. The Company has filed trademark or service mark applications with the United States Patent and Trademark Office for the following names: Expeditions, Vintage Impressions Plus, They'll Remember You Not Once But Every Month, Vintage Rewards and Bestwinebuys.com. The Company believes that its trademarks or service marks have significant value and are an important factor in the marketing of its products and the development of house brands.

Employees

  As of December 31, 1998, the Company employed a total of 79 individuals on a full-time basis. The Company also uses part time employees on a regular basis at each of its licensed facilities and at its corporate headquarters.

Item 2: Properties

  As of December 31, 1998, Geerlings & Wade operated fifteen licensed facilities. The Company leases all of these facilities. Each facility is centrally located with easy access to major routes for delivery efficiencies. Since December 31, 1997, the Company has renewed its leases in Arizona, Colorado, Minnesota and Ohio and has entered into a lease in Boston, Massachusetts and Stafford, Texas each with a term of three years. The Company obtained its license to sell wine from its Texas facility in February 1999 and commenced selling wine to Texas customers in March 1999. The addition of Texas brings the total number of retail, licensed facilities for the Company to 16.

                                                      Approximate
              Facility                  Location     Square Footage Expiration
              --------                  --------     -------------- ----------
Executive offices, customer service
 and licensed facility.............. Canton, MA          32,000        2000
Licensed facility................... Carmel, NY          10,000        2000
Licensed facility................... Somers, CT           4,500        2001
Licensed facility................... Waukegan, IL         9,600        2001
Licensed facility................... Tampa, FL           10,000        2000
Licensed facility................... South River, NJ      4,000           *
Licensed facility................... Petaluma, CA        13,800        1999
Licensed facility................... Kent, WA             5,000        2001
Licensed facility................... Chantilly, VA        4,800        1999
Licensed facility................... Miamisburg, OH       5,900        2000
Licensed facility................... Denver, CO           6,800        2001
Licensed facility................... Tempe, AZ            6,600        2001
Licensed facility................... Bloomington, MN      4,700        2001
Licensed facility................... Ann Arbor, MI        5,300        1999
Licensed facility................... Boston, MA           1,400        2001
Licensed facility................... Stafford, TX         5,700        2001

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

Item 4: Submission of Matters to a Vote of Security Holders

  None.

                                    PART II

Item 5: Market for Registrant's Common Equity and Related Stockholder Matters

  The Company's common stock trades on The NASDAQ Stock Market under the symbol GEER. The following table sets forth, for the periods indicated, the high and low per share sales prices for the common stock as reported on The NASDAQ Stock Market.

                                                   1997            1998
                                                 -----------     -------------
                                                 High    Low     High      Low
                                                 ----    ---     ----      ---
   First Quarter................................  5 3/8   4 1/8   5 3/8      4
   Second Quarter...............................  5 7/8   3 1/4   6 7/16     4
   Third Quarter................................  5 7/8    4      4 13/16   2 7/8
   Fourth Quarter...............................  5 1/2   3 9/16 12 3/16    2 11/16

  Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions.

  As of March 26, 1999, there were approximately 126 holders of record of the Company's common stock.

  The Company's capital stock consists of 10,000,000 authorized shares of common stock, par value $.01 per share, of which, as of March 26, 1999, 3,846,550 shares were issued and outstanding; and 1,000,000 authorized shares of preferred stock, par value $.01 per share, of which, as of March 26, 1999, no shares were issued and outstanding.

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

                                            Years Ended December 31,
                                     ------------------------------------------
                                      1994    1995     1996     1997     1998
                                     ------- -------  -------  -------  -------
                                      (in thousands, except per share data)
Statements of Income Data:
Sales..............................  $20,292 $29,718  $31,501  $33,701  $34,774
Cost of sales......................   10,780  16,138   17,188   18,185   18,160
                                     ------- -------  -------  -------  -------
Gross profit.......................    9,512  13,580   14,313   15,516   16,614
Selling, general and administrative
 expenses..........................    7,849  14,690   14,426   14,066   14,860
                                     ------- -------  -------  -------  -------
Income (loss) from operations......    1,663  (1,110)    (113)   1,450    1,754
Interest income (expense), net.....       36     (37)    (257)     (23)      10
                                     ------- -------  -------  -------  -------
Income (loss) before income taxes..    1,699  (1,147)    (370)   1,427    1,764
Provision (benefit) for income
 taxes.............................      403    (470)    (152)     604      751
                                     ------- -------  -------  -------  -------
Net income (loss)..................  $ 1,296 $  (677) $  (218) $   823  $ 1,013
                                     ======= =======  =======  =======  =======
Pro Forma Statements of Income
 Data(1):
Income (loss) before taxes, as
 reported..........................  $ 1,699 $(1,147) $  (370) $ 1,427  $ 1,764
Provision (benefit) for income
 taxes.............................      636    (470)    (152)     604      751
                                     ------- -------  -------  -------  -------
Net income (loss)..................  $ 1,063 $  (677) $  (218) $   823  $ 1,013
                                     ======= =======  =======  =======  =======
Net income (loss) per share
  Basic............................  $  0.34 $ (0.18) $ (0.06) $  0.22  $  0.27
                                     ======= =======  =======  =======  =======
  Diluted..........................  $  0.34 $ (0.18) $ (0.06) $  0.22  $  0.27
                                     ======= =======  =======  =======  =======
Common shares and equivalents
  Basic............................    3,123   3,755    3,776    3,780    3,786
  Diluted..........................    3,135   3,755    3,776    3,796    3,801

                                                  December 31,
                                     ------------------------------------------
                                      1994    1995     1996     1997     1998
                                     ------- -------  -------  -------  -------
                                                 (in thousands)
Balance Sheet Data:
Working capital....................  $ 9,666 $ 8,694  $ 8,045  $ 9,303  $ 9,977
Total assets.......................   13,529  16,717   12,952   16,124   17,205
Long-term debt, less current
 portion...........................      --      --       --       --       --
Total stockholders' equity.........   10,060   9,733    9,526   10,362   11,405

--------
  No cash dividends have been declared per common share for each year shown.

(1) Net income and net income per share is reported on a pro forma basis for 1994 to reflect what comparative results would have been had the Company been taxed as a C corporation for the entirety of 1994. Results for 1995, 1996, 1997 and 1998 are reported on an actual basis.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

General

  Geerlings & Wade is a direct marketer of premium, imported and domestic wines and wine-related merchandise to individual consumers. In 1998, sales increased $1,072,000, or 3.2%, from $33,701,000 in 1997 to sales of
$34,774,000 in 1998. The increase in revenues did not meet the Company's expectation due to weaker-than-expected response rates to house mailings during the first eight months of 1998. However, the Company achieved its primary goal for 1998, which was to increase net income from 1997. The Company earned $1,764,000 in operating income in 1998 as compared to $1,450,000 in 1997. This marked improvement in operating income resulted from higher sales and increased gross profit margin by 180 basis points. Selling, general and administrative expenses were higher in 1998 than in 1997 by $794,000. Marketing expense, which is referred to as advertising costs in the financial statement footnotes, increased $482,000 from $4,756,000 in 1997 to $5,238,000 in 1998. As a percentage of sales, marketing expense was 15.1% of sales in 1998 and 14.1% of sales in 1997. The majority of the increase in market expense resulted from mailing more acquisition and continuity promotional pieces to potential customers in 1998. General and administrative expenses increased because of increased staffing as a result of the acquisition of Passport Wine Club in July 1998, opening of the Newbury Street store in Boston and several additions to the support staff. Delivery expense also increased during 1998 primarily as a result of rate increases by courier services. In 1998, the Company focused on improving the balance sheet, and did so by lowering inventory by yearend from $10,985,000 in 1997 to $8,214,000 in 1998. The Company was also able to improve terms from certain suppliers during 1998 and thereby leverage its working capital. The Company's cash balance as of December 31, 1998 was $4,290,000 as compared to $358,000 with an outstanding balance under its line of credit of $982,000 at December 31, 1997. The Company operated in 1998 from 15 licensed facilities in 14 separate states to comply with laws and regulations related to the retail sale of wine. Operating these separate locations forces the Company to incur unusually high overhead expense as a percentage of sales. The Company continuously looks to lower these fixed costs and manage variable costs to improve operating margins.

  The Company opened its first licensed facility in 1986, three additional licensed facilities in each of 1991 and 1993, one facility in 1994, five facilities in 1995, one in 1997, one (a retail store) in 1998 and one in 1999. From these 16 facilities, the Company is able to serve customers in 28 states. Louisiana and Nevada changed their state laws in 1997 to allow for shipments into their states from out-of-state retailers. The Company commenced shipping to Nevada residents in late 1997 and Louisiana residents in the second quarter of 1998. New Hampshire and Rhode change their respective state laws to allow for out of state shipment of wine by licensed retailers in 1998. Alaska has clarified its laws and has affirmed that only sales placed over the Internet to out-of-state retailers are permissible. Mail order and telephone sales from out-of-state retailers are prohibited in Alaska. The Company commenced shipping to residents of these three states in March 1999. In February 1999, the Company obtained a permit to sell wine from the Texas Alcoholic Beverage Commission ("TABC"). The Company opened a facility in Stafford, Texas and commenced shipping wine to Texas residents in March 1999. In order to meet TABC laws, the Company created Geerlings & Wade of Texas, Inc., a Texas corporation, and Geerlings & Wade of Texas, Inc. will sell and deliver wine to Texas customers. The Company considers each area served by a licensed facility, excluding the Newbury Street store and the Canton, MA facility, to be a separate market.

  In 1998, the Company continued testing various new marketing programs to find ways to increase revenues including continuity ("wine of the month") programs, corporate affinity marketing programs ("affinity programs") and outbound telemarketing programs. In July 1998, the Company purchased the assets of Passport Wine Club, which offers both continuity programs and individual cases of wine to customers. In 1999, the Company plans to continue operating this separate business as Passport Wine and to direct Geerlings & Wade customers or potential customers to Passport Wine in order to increase sales for this business. The Company has determined that affinity programs offered in stores or direct mail pieces of its partners do not warrant further investment by the Company. However, the Company plans to explore partnering with companies in attempt to market wine over the Internet. Telemarketing, on the other hand, has proved successful, and the Company plans to significantly increase its outbound telemarketing to its customer base. As part of this program, the Company plans to curtail mailings to these customers that are called so as to reduce mailing expense. Holiday catalogs offering wine and wine-related accessories were mailed in 1998. Sales results from these marketing pieces encourage further development of the catalog in an effort to make it a significant contributor to revenues in the future. The Company has mailed, for the first time, three separate catalogs in the first quarter of 1999 and plans to mail Holiday catalogs in the fall of 1999.

  In May of 1998, the Company commenced selling wine from its Website at www.geerwade.com. This Website was revamped in October 1998 and will be completely redesigned with interactive elements by Hill, Holliday, Connors, Cosmopulos, Inc. ("Hill, Holliday"). The Company plans to launch the new Website in the third quarter of 1999. Since the third quarter of 1998, sales from this Website continue to grow each month even though the fourth quarter has produced historically the largest percentage of sales for the Company compared to the next three quarters. In addition to redesigning the existing Website, www.geerwade.com, the Company plans to launch later in the third quarter of 1999 a totally separate Website, which offers a broad selection of nationally branded wines that will only be marketed on the Website. A new image will be developed for this e-commerce business, and the Company will market this e-commerce Website separately and test new forms of advertising such as space advertisements, radio and Internet banner advertising as well as develop relationship with other Websites and companies. Both the new Website and www.geerwade.com will be interactive with the Company's main computer system and database and allow customers to view only inventory that is available for sale, check the status of their orders and receive UPS tracking numbers when applicable to track the location of their packages. This new computer system will replace the existing computer system that supports the majority of the Company's information requirements. The Company plans to convert to this new system in the summer of 1999.

  The Company's revenues are derived from the sale of wine, wine-related accessories and memberships. Sales from memberships and wine-related accessories were approximately 4% of overall revenues in 1997 and in 1998. The Company's sales growth between 1997 and 1998 reflects increased comparative state sales for all states ("markets") except Massachusetts, New Jersey and Washington. Comparative sales were down 6% for Massachusetts, 3% for New Jersey and 4% for Washington. Comparative sales increased by 3% in Connecticut and New York, 4% in Illinois and Florida, 9% in California, 2% in Virginia, 7% in Ohio, 6% in Minnesota, 1% in Colorado, 11% in Arizona and 158% in Michigan. The Company hopes to increase sales in all markets in 1999.

  The following table sets forth total sales by market for the periods indicated:

                                               Years Ended December 31,
                                        ---------------------------------------
   Market                                1994    1995    1996    1997    1998
   ------                               ------- ------- ------- ------- -------
                                                    (in thousands)
Massachusetts(1)....................... $ 4,746 $ 5,970 $ 5,685 $ 6,310 $ 5,960
Connecticut............................   2,010   2,246   2,186   2,025   2,079
New York...............................   4,469   5,297   5,078   4,929   5,061
Illinois(2)............................   1,603   2,418   2,563   2,702   2,805
Florida................................   1,941   2,679   2,810   3,066   3,194
California(2)..........................   2,707   3,541   3,466   3,530   3,833
New Jersey.............................   2,742   3,795   3,637   3,658   3,559
Washington (December 1994).............      74     884   1,017   1,093   1,049
Virginia (January 1995)................           1,398   1,707   1,963   1,996
Ohio (April 1995)......................           1,123   2,017   2,401   2,566
Minnesota (July 1995)..................             134     338     413     436
Colorado (July 1995)...................             151     566     713     718
Arizona (September 1995)...............              82     431     542     601
Michigan (June 1997)...................                             356     917
                                        ------- ------- ------- ------- -------
  Totals............................... $20,292 $29,718 $31,501 $33,701 $34,774
                                        ======= ======= ======= ======= =======

--------
(1) Includes sales from catalog accessories and from the Newbury Street, Boston store.
(2) Includes authorized sales into additional states.

  The Company believes that if customers develop trust in the Company's ability to select and deliver quality wines at attractive prices, they tend to make more wine purchases from the Company, including more expensive selections. In general, the Company sells its more expensive wines at a lower gross margin percentage than its less expensive wines. Consequently, the Company's gross profit as a percentage of sales diminishes if the average price point of the Company's product mix increases. The Company seeks to manage its gross profit through management of the average price point of its wines and overall product mix. The Company expects that its gross profit as a percentage of sales will continue to fluctuate depending upon the average price point of its product mix in each period, which in turn will be affected by the number of new customers generated by acquisition mailings and other marketing programs under development. The price point for initial purchases by new customers is normally under the Company's average price point; therefore, increased orders by new customers lowers the average price point for the Company.

  The Company sent 23 house mailings in 1997 and 22 in 1998 and plans to mail the 22 house mailings in 1999 to its active customers. By keeping the number of mailings relatively constant, the marketing cost per customer remains nearly constant. The Company is focusing its efforts to increase the average order size and order frequency to leverage its marketing costs and improve profitability. Although, the average case price was lower in 1998, the Company does not intend to adjust prices in the immediate future to encourage sales.

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

Results of Operations

  For the periods indicated, the following table sets forth as a percentage of total sales certain items reflected in the Company's statements of income for the years ended December 31, 1995, 1996, 1997 and 1998 and pro forma statements of income for the year ended December 31, 1994:

                                              Years Ended December 31,
                                            ---------------------------------
                                            1994   1995   1996   1997   1998
                                            -----  -----  -----  -----  -----
Sales...................................... 100.0% 100.0% 100.0% 100.0% 100.0%
Cost of sales..............................  53.1   54.3   54.6   54.0   52.2
Gross profit...............................  46.9   45.7   45.4   46.0   47.8
Selling, general and administrative
 expenses..................................  38.7   49.4   45.8   41.7   42.7
Income (loss) from operations..............   8.2   (3.7)  (0.4)   4.3    5.1
Interest (expense) income, net.............   0.2   (0.2)  (0.8)  (0.1)   0.0
Income (loss) before income taxes..........   8.4   (3.9)  (1.2)   4.2    5.1
Provision (benefit) for income taxes.......   2.0   (1.6)  (0.5)   1.8    2.2
Net income (loss)..........................   6.4   (2.3)  (0.7)   2.4    2.9
Pro forma income before taxes..............   8.4    --     --     --     --
Pro forma income taxes.....................   3.1    --     --     --     --
Pro forma net income.......................   5.3    --     --     --     --

Years Ended December 31, 1998, 1997 and 1996

 Sales

  Sales increased $1,072,000 or 3.2%, from $33,701,000 in 1997 to $34,774,000 in 1998. This increase was attributable to a 1.5% sales increase for all 13 markets opened prior to 1997 and a 158% sales increase for

Michigan, which opened in 1997. Included in the $34,774,000 of sales for 1998 were sales of $1,499,000 generated from the Company's 1998 catalogs, which is nearly the same as the catalog sales of $1,498,000 in 1997. Sales increased $2,200,000, or 7.0%, from $31,501,000 in 1996 to $33,701,000 in 1997. This increase resulted from the combination of a 3.3% sales increase for markets opened prior to 1995 and an 18.6% increase for markets opened during 1995.

  The number of cases sold by the Company increased by 15,300, or 4.8%, from 321,395 in 1997 to 336,695 in 1998. From 1996 to 1997, the number of cases sold increased from 278,247 to 321,395, a 15.5% increase. The average case price for cases sold by the Company decreased from $100.44 in 1997 to $99.64 in 1998, which is a 0.8% decrease. This decrease is due to the combination of maintaining case prices consistent with 1997 and the effects of mailing substantially more acquisition pieces which resulted in more first time customers in 1998 than in 1997. The average price per case for the Company was skewed downward by the lower price point for these first time customers. The average price per case for sales to repeat customers actually increased about 1% from 1997 to 1998. The Company does not see the need to lower prices further to compete in the market place. This does not preclude price adjustments that may be necessary to track price trends in the marketplace that may be precipitated by market factors such as a drop in the price of wine from suppliers or major changes in foreign currency exchange rates. In 1997, Geerlings & Wade changed the product mix to lower-priced products and began periodic discounting on selected products to reduce inventory and maintain a manageable number of stock keeping units. The average case price for cases sold by the Company decreased from $110.19 in 1996 to $100.44 in 1997, which is an 8.8% decrease. This average price decrease was primarily due to a decision to offer wines at lower price points to generate higher sales and response rates to promotional mailings.

  The average number of cases purchased per 12-month customer decreased from
2.91 per year in 1997 to 2.61 per year in 1998. The increase in sales to first time buyers, who buy less than one case on average for their first purchase, was the major factor in reducing the annual, average number of cases purchased. While the average case purchased per 12-month buyer decreased 10.3% from 1997 to 1998, the average number of cases purchased by repeat buyers decreased 8.8% from 1997 to 1998 from 4.66 cases per repeat buyer in 1997 to
4.25 cases in 1998. The average number of cases purchased per customer each year increased from 2.82 in 1996 to 2.91 in 1997. This increase was attributable, in part, to lower price points in 1997 than in 1996 which permits customers to purchase larger quantities without increasing their average order.

 Gross Profit

  In 1998, gross profit increased $1,098,000, or 7.1%, from $15,517,000 in
1997 to $16,614,000 in 1998 and increased as a percentage of sales from 46.0% in 1997 to 47.8% in 1998. This increase in gross profit resulted from improved purchasing by the Company and by favorable changes in foreign currency exchange rates. Gross profit increased $1,203,000, or 8.4%, from $14,313,000 in 1996 to $15,517,000 in 1997, while increasing as a percentage of sales from 45.4% in 1995 to 46.0% in 1997. This increase in gross profit as a percentage of sales resulted from improved purchasing by the Company as well. Gross profit for all sales (including accessory sales) per case of wine sold was $49.34 in 1998, which is an increase of $1.06 per case from $48.28 per case in 1997. In 1996, the gross profit per case was $51.44 per case. This decrease from 1996 to 1997 resulted from lowering the average price paid for each case of wine sold by the Company in 1997. The Company hopes to improve gross margin as a percentage of sales by improving purchasing in 1999 but can make no guarantee that it will achieve this goal. Adding more nationally branded wines to the product mix tends to lower the overall gross profit percentage since these wines generate much lower margins than the present selection of wines sold by the Company. So if the Company sells a higher percentage of these nationally branded wines in the future, the gross profit percentage will decrease. The Company plans to increase the proportion of nationally-branded products if it can successfully offset a lower gross profit with savings in marketing and by increasing response rates to the Company's various advertising programs.

 Selling, General and Administrative Expenses

  Selling, general and administrative expenses increased $793,000, or 5.6%, from $14,067,000 in 1997 to $14,860,000 in 1998, while increasing as a percentage of sales from 41.7% in 1997 to 42.7% in 1998. This increase in selling, general, and administrative expenses was attributable to both fixed and variable costs. For variable costs, advertising costs, which are mostly comprised of direct mail that the Company sends to prospective and repeat customers increased 10.1% from 1997 to 1998. In 1997, advertising costs were $4,756,000 and in 1998 were $5,238,000, which is an increase of $482,000.
Most of this increase is attributable to the Company mailing about one million more pieces of promotional mail to prospective customers ("acquisition mailings") in 1998 than in 1997. Additionally, the Company amortizes the cost of these acquisition mailings over five months and in the fall of 1997, the Company increased significantly the number of these mailings. Therefore, some of the increased costs were capitalized and expensed in the first four months of 1998 thereby adding to 1998 advertising expense. Credit card fees increased due to higher rates charged by credit card companies, compounded by higher sales and higher shipping and handling fees charged by the Company. The Company does not include shipping and handling revenue that it charges customers in its sales but nets this revenue against delivery expense; therefore, whenever, the Company increases its shipping and handling fees to customers, the Company incurs higher credit card fees which results in higher credit card fees as a percentage of sales. This affect is magnified when the prices for the Company's products remain stable.

  As for fixed costs, in 1998 the Company operated and incurred the related costs of operating its Michigan retail facility for a full year as compared to 1997 when the Company opened that facility in the second quarter. The Company also opened the Newbury Street store in Boston in the second quarter of 1998 and incurred the cost of opening and operating that store. Also, the Company acquired the assets of Passport Wine Club in July 1998 and consolidated its existing California operations located in San Jose with the Passport operations by relocating both groups to a new retail facility in Petaluma, California. The Petaluma facility is a much larger facility than the one in San Jose that was operated by the Company in 1997. Additionally, five people were hired as part of the Passport acquisition, and this significantly increased the general and administrative expense for 1998. Finally, the Company entered into a lease in Stafford, Texas in October 1998 in preparation of opening a retail facility in Texas. In total, rent expense for 1998 was $1,003,000 in 1998 and $862,000 in 1997 which is an increase of $141,000. The
Company has also hired personnel for the sales and customer service department to improve customer service and in the marketing department to increase the productivity of its marketing programs and expand into the wine accessory catalog and wine and accessory sales over the Internet. The Company launched its e-commerce Website in May 1998 and continually upgraded it throughout 1998.

  Selling, general and administrative expenses decreased by $360,000, or 2.5%, from $14,426,000 in 1996 to $14,066,000 in 1997, while decreasing as a percentage of sales from 45.8% in 1996 to 41.7% in 1997. This decrease in selling, general, and administrative expenses was primarily attributable to increasing shipping and handling fees charged to customers, reducing salaries and lowering the cost per piece of mail for acquisition mailing campaigns. The opening of the Michigan facility added to the Company's fulfillment expense as did increased staffing in the customer service and sales departments which was done to improve the level of customer service. Marketing costs increased by $181,000 in 1997 from $4,575,000 in 1996 to $4,756,000 in 1997, which is a
4.0% increase. Most of the increase resulted from mailing the additional wine and wine accessories catalog in the spring of 1997.

 Interest Income (expense)

  In 1998, interest expense decreased $23,000 or 52.3% from $44,000 in 1997 to $21,000 in 1998. Interest income increased $10,000 from $21,000 in 1997 to $31,000 in 1998. The net effect was that the company had a net interest expense of $23,000 in 1997 and net interest income of $10,000 in 1998. This was an improvement of $33,000 between 1997 and 1998. This dramatic change in net interest was due to paying down the line of credit with cash generated from operations. For 1997, net interest expense decreased $234,000, or 91.1%, from net interest expense of $257,000 in 1996 to a net interest expense of $23,000 in 1997. This decrease in net interest expense was due to reduced borrowings under the Company's line of credit to support working capital needs throughout 1997.

 Provision for Income Taxes

  The Company was subject to corporate level income taxes for the entirety of 1996, 1997 and 1998. Income taxes were benefited at approximately 41% in 1996 and income taxes were provided at 42% in 1997 and 42.5% in 1998. These tax rates are reflective of the Company's effective C Corporation income tax rates in each of these periods.

 Liquidity and Capital Resources

  The Company's primary capital needs continue to be funding the cost of acquisition mailings and purchases of inventory to support sales growth. As of December 31, 1998, the Company had cash and cash equivalents totaling $4,290,000. In addition, the Company has a credit facility with The First National Bank of Boston ("BankBoston") comprised of a revolving discretionary demand line of credit in the maximum principal amount equal to the lesser of 50% of qualifying inventory or $5.0 million (the "Line of Credit"). The Line of Credit bears interest at BankBoston's base rate (which approximates the prime rate) plus one half of one percent ( 1/2%), and is collateralized by substantially all of the assets of the Company. As of December 31, 1998, the Company had no borrowings under the Line of Credit.

  In 1998, the Company generated $5,396,000 in cash from operating activities compared to generating $42,000 in 1997. The increase in cash generated from operations resulted primarily from net income of $1,013,000, a decrease in inventory of $2,930,000 and increases in accounts payable of $1,501,000 and in deferred revenue of $345,000. This cash flow increases were offset by increases in prepaid mailing costs of $372,000 and decreases in accrued expenses of $209,000 and accrued sales, income and payroll tax of $536,000.

  At December 31, 1998 and December 31, 1997 the Company had working capital of $9,977,000 and $9,303,000, respectively. The Company lowered inventory levels in 1998 and expects to maintain these lower inventory levels in the future. Inventory levels will fluctuate with seasonal demand and overall sales growth. As a result of the alcoholic beverage regulatory scheme within which the Company operates, the Company is required to maintain separate inventories in each of the markets in which it operates a licensed facility and is not permitted to transfer inventory between such facilities. As a result, the Company believes that its overall inventory levels are necessarily higher than would be required if the Company were not subject to such regulatory requirements. In the first quarter of 1999, the Company opened the Texas licensed facility. The inventory for this facility adds to the overall inventory levels.

  During 1998, net cash of $512,000 was used in investing activities. The Company used cash from operations and borrowings under its Line of Credit to invest approximately $112,000 in property and equipment. These purchases included approximately $93,000 in computer and telephone hardware and software enhancements and $19,000 of leasehold improvements and furniture and fixture purchases. The Company received $90,000 from a vendor in exchange for returning an asset previously paid for by the Company. On July 7, 1998, the Company purchased the assets of Passport Gift Company, Inc. d/b/a Passport Wine Club for cash consideration of $434,453. An additional $30,890 was used for acquisitions costs.

  During 1998, total cash used for financing activities was $953,000 of which $1,651,000 represented borrowings under the Line of Credit and $2,634,000 was used for repayment of Line of Credit borrowings.

  The Company believes that cash flows from operations and current cash balances, together with the availability under its Line of Credit, will be sufficient to meet the Company's working capital needs and capital expenditure requirements for the foreseeable future.

 Exchange Rates

  The Company engages in currency-hedging activities related to firm commitments for the purchase of inventories in an effort to fix costs and manage the impact of exchange rate fluctuations. The Company maintains two separate foreign exchange lines with BankBoston and The Chase Manhattan Bank, each of which allow the Company to enter into forward currency exchange contracts of up to $500,000 maturing on any one day. As of December 31, 1998, the Company had foreign exchange contracts outstanding to purchase 7.8 million French francs (equivalent to approximately $1,436,000 at December 31, 1998).

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

  Regulation. The alcoholic beverage industry is subject to extensive specialized regulation under state and federal laws and regulations, including the following matters: licensing; the payment of excise taxes; advertising, trade and pricing practices; product labeling; sales to minors and intoxicated persons; changes in officers, directors, ownership or control; and, relationships among product producers, importers, wholesalers and retailers. While the Company believes that it is in material compliance with all applicable law and regulation, in the event that it should be determined that the Company is not in compliance with any applicable laws or regulations, the Company could become subject to cease and desist orders, injunctive proceedings, civil fines, license revocations and other penalties which could have a material adverse effect on the Company's business and its results of operations. In addition, the alcoholic beverage industry is subject to potential legislation and regulation on a continuous basis including in such areas as direct and Internet sales of alcohol. There can be no assurance that new or revised laws or regulations, increased licensing fees, specialized taxes or other regulatory requirements will not have a material adverse effect on the Company's business and its results of operations. While to date the Company has been able to obtain and retain licenses necessary to sell wine at retail, the failure to obtain renewals or otherwise retain such licenses in one or more of the states in which the Company operates would have a material adverse effect on the Company's business and its results of operations. The Company's growth strategy includes expansion of its business into additional states; however, there can be no assurance that the Company will be successful in obtaining licenses in any additional states. Geerlings & Wade offers its customers the opportunity to purchase one- and three-year memberships. This membership program has from time to time generated regulatory scrutiny, and there can be no assurance that the Company will be able to continue its membership program in its current form in existing markets or that markets in which the Company may become licensed in the future will allow the sale of memberships, which could have a material adverse effect on the Company's business and results of operations.

  Limited Operating History; Management of Growth. Geerlings & Wade has a limited operating history upon which investors may evaluate its performance. Although the Company was profitable in 1997 and 1998, the Company was not profitable in 1995 and 1996 and there can be no assurance that it will operate profitably in the future. In addition, the Company has only limited management, operational and financial resources to accommodate continued growth, should it occur. The Company's ability to manage growth effectively will require it to continue to implement and improve its operational and financial systems and to hire and train new employees. These demands are expected to require additional management resources and the development of additional expertise by existing management. The failure to manage growth effectively would have a material adverse effect on the Company. There can be no assurance that Geerlings & Wade will be able successfully to attract and retain the skilled and experienced personnel required to manage its business.

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

  Increases in Postage Rates; Dependence on Shippers. The Company's marketing efforts have traditionally been conducted through direct mail campaigns. As a result, increases in postage rates may have a material adverse effect on the Company's business and its results of operations. Except in Massachusetts and New Jersey, the Company is dependent upon delivery services provided by UPS or other licensed delivery companies. A work stoppage, strike or other interruption in service experienced by UPS or other delivery companies, like the UPS driver strike in 1997, may have a material adverse effect on the Company's business and its results of operations. Additionally, increases in shipping rates may have a material adverse effect on the Company's business and its results of operations.

  Dependence on Wine Selection and Sourcing. To a large extent, the Company's success depends upon its wine selection and sourcing capabilities. There can be no assurance that the Company will be able to consistently develop a selection of wines that will enable the Company to maintain or expand its customer base. Most of the Company's wine is sourced by Mr. Van Hoof, one of the Company's primary negotiants for Europe, and Codera Wine Group, Inc., one of the Company's primary negotiants for the U.S. The loss of services of either of these parties could have a material adverse effect on the Company and its results of operations. In the event that a wine proves to be unpopular for any reason, or the Company orders an excessive quantity of one or more wines, it may encounter liquidity problems under these circumstances which may have a material adverse effect on the Company and its results of operations.

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

  Excise Taxes, Customs Duties and Tariffs. The federal government and various states impose excise taxes, duties and tariffs on wine. Increases in the federal excise tax on wine, such as the 500% increase which was imposed in 1991, or increases in state excise tax levels, may have a material adverse effect on the Company's business and its results of operations. In 1998, approximately 68% of the total cases of wine sold by the Company were imported. Increases in duty or tariff levels may have a material adverse effect on the Company's business and results of operations.

  Agricultural Conditions; Grape Supply. Winemaking and grape growing are subject to a variety of agricultural risks. Various diseases and pests, drought, frosts and certain other weather conditions may have a material adverse effect on the quality and quantity of grapes available to producers, thereby having a material adverse effect on the cost of domestic or imported wines available to the Company and on the prices of wine established by the Company's competition.

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

    "Front-end" systems. These systems automate and manage business functions such as order-taking and order-processing, inventory, management, fulfillment operations as the Company's retail facilities and financial reporting. Users within the Company interface with these systems through personal computers via a local area network and from distant locations through a private network using the Internet. These users also use and access through their personal computers off-the-shelf e-mail, work processing, spreadsheet and other commercial software applications.

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

  The Company has completed preliminary reviews of its internal front-end systems, its customer database management systems, and its personal computers and local area networks, to assess the potential impact of the year 2000 issue. These preliminary reviews were completed by the Company's existing workforce at no identifiable incremental cost. Based upon these reviews, the Company believes that all of these systems and equipment will operate correctly when processing data that include dates after December 31, 1999 except for its front-end processing system. The Company believes that minor remediation or expenditures are required to ensure continued proper operation of such systems and equipment other than the front-end processing system. The Company has purchased a replacement software system for front-end processing and a new production database that are year 2000 compliant. This system includes the Catman Catalog software that is developed and sold by Axexxis Corporation and runs on the Universe data base that is sold by Ardent Software, Inc. Both of these systems process dates based on a system that adds or subtracts days from a starting date, which is time zero. Therefore, the system does not rely on years stored as either 2 or 4 digit number such as "99" or "1999" and, as represented to the Company, will not fail to function when January 1, 2000 arrives. The Company has also purchased a new server for this software which the vendor represents is Year 2000 compliant. In addition to addressing the year 2000 issue, this new software and hardware system will enhance the functionality and capability of the Company's entire computer system. The Company plans to conduct further reviews and tests of its systems and equipment to insure that all potential year 2000 issues have been addressed. The approximate cost to purchase this new system, including any necessary hardware, and to program the new Websites planned for the Company will be between $800,000 and $1,000,000.

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

  The computer programs and operating systems used by entities with whom the Company has commercial relationships also pose potential problems relating to the year 2000 issue, which may affect the Company's operations in a variety of ways. These risks are more difficult to assess than those posed by internal programs and systems, and the Company has not yet completed a plan for assessing them. The Company believes that the programs and operating systems used by entities with which it has commercial relationships generally fall into two categories:

  First, the Company relies on programs and systems used by providers of services necessary to it to reach and communicate with its customers. Examples of such providers include the United States Postal Service, UPS, telephone companies, customer list processors and rental agencies, printers and banks. Services provided by such entities affect almost all facets of the Company's operations, including processing of orders, printing and mailing of direct response mail and catalogs, shipping of goods and certain financial services (e.g., credit card processing). Programs and services in this first category generally are not specific to the Company's business and disruptions in their availability would likely have a negative impact on most enterprises within the direct marketing industry and on many enterprises outside the direct marketing industry. The Company believes that all of the most reasonably likely worst case scenarios involving disruptions to its operations stemming from the year 2000 issue relate to programs and systems in this first category. The Company intends to include an evaluation of such scenarios in its plan for assessing the programs and systems of the entities with which it has commercial relationships.

  Second, the Company relies on programs and systems used by a variety of vendors of the products it markets (in 1998, the Company purchased goods from many vendors). In the case of risks posed by the year 2000 issue relating to programs and systems in this second category that are used by product vendors, such risks are minimal and correctable since these vendors are relatively small companies and generally rely on off-the-shelf software programs and hardware. The Company intends to include in its plan for assessing the programs and systems of the entities with whom it has commercial relationships the solicitation of assurances of year 2000 compliance from each vendor that is significant to the Company.

  The Company expects to complete its plan for assessing the programs and systems of the entities with whom it has commercial relationships by the end of May 1999 and the identification of related risks and uncertainties by the end of the second quarter of fiscal 1999. Once such identification has been completed, the Company intends to resolve any material risks and uncertainties that are identified by communicating further with the relevant vendors, by working internally to identify alternative sourcing and by formulating contingency plans to deal with such matters. The Company expects the resolution of such matters to continue until all year 2000 problems are resolved satisfactorily.

  Dependence on Computers. The Company relies on software, hardware, the Internet and telecommunications equipment and services to transact, process, record keep, analyze and manage all aspects of its business. In the event any of these major components or services fail for an extended period of time, this could have an adverse material effect on the Company's operations, sales and profitability. Additionally, the Company plans to begin using the new Catman computer system in the third quarter 1999. In the event this system conversion is delayed, this will have an adverse material affect on the Company, and the Company will have to take extraordinary measures to remediate its present computer system so that it is Year 2000 compliant.

  Market Risk. The Company does not engage in any activity involving market risk sensitive instruments other than foreign exchange forward contracts described herein that are material to the business.

Item 7A: Quantitative and Qualitative Disclosure about Market Risk

  The following discussion about the Company's market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. The Company is exposed to market risk related to foreign currency exchange rates. The Company does not use derivative financial instruments for speculative or trading purposes. The Company enters into foreign exchange forward contracts to reduce its exposure to currency fluctuations on vendor accounts payable denominated in foreign currencies. The objective of these contracts is to neutralize the impact of foreign currency exchange rate movements on the Company's operating results. The gains and losses on these contracts are included in earnings when the underlying foreign currency denominated transaction is recognized. Gains and losses related to these instruments for fiscal 1998 were not material to the Company. Looking forward, the Company does not anticipate any material adverse effect on its financial position, results of operations or cash flows resulting from the use of these instruments. However, there can be no assurance that these strategies will be effective or that transaction losses can be minimized or forecasted accurately.

Item 8: Financial Statements and Supplementary Data

  The information called for by this item is indexed on page F-1 of this Report and is contained on the pages following said page F-1.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

                                   PART III

Item 10: Directors and Executive Officers of the Registrant

  Certain information required by this Item is included under the captions "Executive Compensation--Executive Officers of the Company", "Election of Directors--Nominees for Election as Director at the Annual Meeting", "Directors Whose Terms Expire in 2000," "Director Whose Terms Expire in 2001" and "Information Concerning the Board and Its Committees" in the Proxy Statement for use in connection with the Company's 1999 Annual Meeting of Stockholders (the "Proxy Statement"), and is incorporated herein by reference.

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

 Exhibit                                                            Sequential
   No.                          Description                          Page No.
 -------                        -----------                         ----------
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

  10.3   California Public Warehouse Letter Agreement.(1)

  10.4   Form of Employment Agreement for Phillip D. Wade.(1)*

  10.5   Form of Employment Agreement for Huib E. Geerlings.(1)*

  10.6   Consulting Agreement between the Company and Peter van
         Hoof effective
         as of April 1, 1994.(1)

  10.7   $2,500,000 demand Discretionary Line of Credit dated
         January 7, 1994, as
         amended by letter agreement dated April 27, 1994, between the Company and
         The First National Bank of Boston.(1)

  10.8   Promissory Note of the Company in favor of The First
         National Bank of
         Boston dated January 7, 1994.(1)

  10.9   Security Agreement between the Company and The First
         National Bank
         of Boston dated January 7, 1994.(1)

  10.10  Stock Option Plan, as amended.

  10.11 Non-Employee Director Stock Option Plan, as amended.(1)(13)

  10.12  Employee Stock Purchase Plan.(1)

  10.13  Lease Agreement between the Company and Pacific Realty
         Associates, L.P.
         dated July 18, 1994.(4)


 Exhibit                                                            Sequential
   No.                          Description                          Page No.
 -------                        -----------                         ----------
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

  10.16  Lease Agreement between the Company and Mehland
         Developers dated
         October 31, 1994.(4)

  10.17  Letter Agreement dated as of March 15, 1995 between the
         Company and
         the First National Bank of Boston.(4)

  10.18  Lease agreement between the Company and Hohokam Realty
         Condominiums
         dated October 31, 1994.(5)

  10.19 Lease agreement between the Company and Bruce K. and Gayle J. Hoyt dated November 23, 1994.(6)

  10.20 Master Agreement dated as of June 9, 1995 by and between the Company and Chemical Bank, a New York banking corporation.(6)

  10.21  Lease Agreement between the Company and The Naughton
         Company dated August 16, 1995.(7)

  10.22 Lease Agreement between the Company and Cole Taylor Bank dated August 23, 1995.(7)

  10.23  $5,000,000 demand Discretionary Line of Credit dated
         January 7, 1994, as amended by letter agreement dated
         October 13, 1995, between the Company and The First
         National Bank of Boston.(7)

  10.24 Lease Agreement between the Company and Debra Campbell dated July 15, 1996.(8)

  10.25 Lease Agreement between the Company and Simon Champagne dated July 24, 1996.(8)

  10.26  Employment letter agreement between the Company and Jay
         L. Essa dated September 9, 1996.(8)*

  10.27  Lease Agreement between the Company and Enviro-zyme
         International, Incorporated dated January 6, 1997.(9)

  10.28 Lease Agreement between the Company and William Eddy dated January 24, 1997.(9)

  10.29 Employment letter agreement between the Company and David R. Pearce dated November 8, 1996.(9)*

  10.30  Lease Amendment between the Company and 47th Avenue
         South Properties, LLC dated February 1, 1998.(11)

  10.31  Lease Addendum between the Company and Mehland
         Developers dated January 13, 1998.(11)

  10.32  Lease Amendment between the Company and PBP-N, Inc.
         dated October 9, 1997.(11)

  10.33  Lease Agreement between the Company and 216-218 Newbury
         Street Realty Trust dated January 20, 1998.(11)

  10.34 Lease Amendment between the Company and Bruce K. Hoyt dated March 18, 1998.(11)

  10.35  Sublease Agreement between the Company and Fishman
         Supply Co. dated June 12, 1998 and Lease Agreement between the Fishman Supply Co. and Charles R. Stephens dated September 1, 1989. (12)


 Exhibit                                                        Sequential
   No.                        Description                        Page No.
 -------                      -----------                       ----------
  10.36  Lease Amendment between the Company and Jerry L. Ivy dated April 21, 1998.

  10.37  Lease Agreement between the Company and Corporate
         Exchange Limited Partnership dated October 9, 1998.

  10.38  Letter agreement, amending $5,000,000 demand
         Discretionary Line of Credit, dated August 28, 1998, between the Company and The First National Bank of
         Boston.

  21     Subsidiaries of the Company

  23     Consent of Arthur Andersen LLP.

--------
 (1) Filed as an Exhibit to the Company's Registration Statement on Form S-1 filed on May 5, 1994 (File No. 33-78624) and incorporated by reference herein.
 (2) Filed as an Exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-1 filed on June 9, 1994 (File No. 33-78624) and incorporated by reference herein.
 (3) Filed as an Exhibit to the Company's Form 10-Q for the quarterly period ended July 1, 1994 filed on August 15, 1994 (File No. 0-24048) and incorporated by reference herein.
 (4) Filed as an Exhibit to the Company's Form 10-K for the year ended December 31, 1994 (File No. 0-24048) and incorporated by reference herein.
 (5) Filed as an Exhibit to the Company's Form 10-Q for the quarterly period ended March 31, 1995 filed on May 15, 1995 (File No. 0-24048) and incorporated by reference herein.
 (6) Filed as an Exhibit to the Company's Form 10-Q for the quarterly period ended June 30, 1995 filed on August 14, 1995 (File No. 0-24048) and incorporated by reference herein.
 (7) Filed as an Exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1995 filed on March 29, 1996 (File No. 0-24048) and incorporated by reference herein.
 (8) Filed as an Exhibit to the Company's Form 10-Q for the quarterly period ended September 28, 1996 filed on November 12, 1996 (File No. 0-24048) and incorporated by reference herein.
 (9) Filed as an Exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1996 filed on March 31, 1997 (File No. 0-24048) and incorporated by reference herein.
(10) Filed as an Exhibit to the Company's Registration Statement on Form S-8 filed on September 30, 1997 (File No. 333-36741) and incorporated by reference herein.
  * Management Contract or Compensation Plan
(11) Filed as an Exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1997 filed on March 30, 1998 (File No. 0-24048) and incorporated by reference herein.
(12) Filed as an Exhibit to the Company's Form 10-Q for the quarterly period ended June 30, 1998 filed on August 14, 1998 (File No. 0-24048) and incorporated by reference herein.
(13) Filed as an Exhibit to the Company's Registration Statement on Form S-8 filed on October 20, 1998 (File No. 333-65907) and incorporated by reference herein.

  (b) No Current Reports on Form 8-K were filed by the Company during the fourth quarter of 1998.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Geerlings & Wade, Inc.

                                                    /s/ Jay L. Essa
                                          By: _________________________________
                                                        Jay L. Essa
                                               President and Chief Executive
                                                          Officer

Date: March 26, 1998

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

      /s/ Huib E. Geerlings            Chairman of the Board and    March 26, 1998
______________________________________  Director
          Huib E. Geerlings

         /s/ Jay L. Essa               President, Chief Executive   March 26, 1998
______________________________________  Officer and Director
             Jay L. Essa                (Principal Executive
                                        Officer)

       /s/ David R. Pearce             Vice President, Chief        March 26, 1998
______________________________________  Financial Officer and
           David R. Pearce              Treasurer (Principal
                                        Financial and Accounting
                                        Officer)

       /s/ Phillip D. Wade             Director                     March 26, 1998
______________________________________
           Phillip D. Wade

       /s/ James C. Curvey             Director                     March 26, 1998
______________________________________
           James C. Curvey

     /s/ John M. Connors, Jr.          Director                     March 26, 1998
______________________________________
         John M. Connors, Jr.

       /s/ Gordon R. Cooke             Director                     March 26, 1998
______________________________________
           Gordon R. Cooke

         /s/ Robert Webb               Director                     March 26, 1998
______________________________________
             Robert Webb

                                     INDEX

                                                                          Page
                                                                          ----
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS................................. F-2

BALANCE SHEETS AS OF DECEMBER 31, 1997 AND 1998.......................... F-3

STATEMENTS OF OPERATIONS FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED
 DECEMBER 31, 1998....................................................... F-4

STATEMENTS OF STOCKHOLDERS' EQUITY FOR EACH OF THE THREE YEARS IN THE
 PERIOD ENDED DECEMBER 31, 1998.......................................... F-5

STATEMENTS OF CASH FLOWS FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED
 DECEMBER 31, 1998....................................................... F-6

NOTES TO FINANCIAL STATEMENTS............................................ F-7

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Geerlings & Wade, Inc.:

  We have audited the accompanying balance sheets of Geerlings & Wade, Inc. (a Massachusetts corporation) as of December 31, 1997 and 1998, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Geerlings & Wade, Inc. as of December 31, 1997 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                          /s/ Arthur Andersen LLP

Boston, Massachusetts
January 29, 1999

                             GEERLINGS & WADE, INC.

                                 BALANCE SHEETS

                                                             December 31,
                                                        -----------------------
                                                           1997        1998
                                                        ----------- -----------
                        ASSETS
CURRENT ASSETS:
  Cash and cash equivalents............................ $   358,043 $ 4,289,646
  Accounts receivable..................................     559,046     610,382
  Inventory............................................  10,984,590   8,213,801
  Prepaid mailing costs................................     957,483   1,357,950
  Prepaid expenses and other current assets............     987,034     833,376
  Deferred income taxes, net...........................     714,910      87,119
                                                        ----------- -----------
    Total current assets...............................  14,561,106  15,392,274
                                                        ----------- -----------
PROPERTY AND EQUIPMENT, AT COST:
  Office and computer equipment........................   2,103,555   2,066,480
  Motor vehicles.......................................      77,875      77,875
  Furniture and fixtures...............................     369,216     369,944
                                                        ----------- -----------
                                                          2,550,646   2,514,299
  Less--Accumulated depreciation.......................   1,240,777   1,646,580
                                                        ----------- -----------
                                                          1,309,869     867,719
                                                        ----------- -----------
DEFERRED INCOME TAXES, NET.............................         --      493,436
                                                        ----------- -----------
OTHER ASSETS...........................................     112,367     451,799
                                                        ----------- -----------
                                                        $15,983,342 $17,205,228
                                                        =========== ===========
         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Line of credit....................................... $   982,395 $       --
  Accounts payable.....................................   1,900,761   3,401,392
  Current portion of deferred revenue..................     766,392   1,089,659
  Accrued sales, income and payroll taxes..............     931,860     395,692
  Accrued expenses.....................................     677,098     528,869
                                                        ----------- -----------
    Total current liabilities..........................   5,258,506   5,415,612
                                                        ----------- -----------
DEFERRED REVENUE, LESS CURRENT PORTION.................     363,163     384,940
COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value--
   Authorized--1,000,000 shares
   Outstanding--none...................................         --          --
  Common stock, $.01 par value Authorized--10,000,000
   shares
   Issued and outstanding--3,781,343 shares and
   3,789,495 shares in 1997 and 1998, respectively.....      37,813      37,895
  Additional paid-in capital...........................   9,729,780   9,759,371
  Retained earnings....................................     594,080   1,607,410
                                                        ----------- -----------
    Total stockholders' equity.........................  10,361,673  11,404,676
                                                        ----------- -----------
                                                        $15,983,342 $17,205,228
                                                        =========== ===========

   The accompanying notes are an integral part of these financial statements.

                             GEERLINGS & WADE, INC.

                            STATEMENTS OF OPERATIONS

                                             Years Ended December 31,
                                        -------------------------------------
                                           1996         1997         1998
                                        -----------  -----------  -----------
SALES.................................. $31,501,236  $33,701,832  $34,774,173
COST OF SALES..........................  17,187,877   18,185,364   18,159,912
                                        -----------  -----------  -----------
    Gross profit.......................  14,313,359   15,516,468   16,614,261
SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSES..............................  14,426,514   14,066,529   14,860,043
                                        -----------  -----------  -----------
    (Loss) income from operations......    (113,155)   1,449,939    1,754,218
INTEREST INCOME........................         --        20,975       31,038
INTEREST EXPENSE.......................    (257,259)     (44,319)     (20,616)
                                        -----------  -----------  -----------
    (Loss) income before provision
     (benefit) for income taxes........    (370,414)   1,426,595    1,764,640
(BENEFIT) PROVISION FOR INCOME TAXES...    (152,000)     604,000      751,310
                                        -----------  -----------  -----------
    Net (loss) income.................. $  (218,414) $   822,595  $ 1,013,330
                                        ===========  ===========  ===========
NET (LOSS) INCOME PER SHARE:
  Basic................................ $     (0.06) $      0.22  $      0.27
                                        ===========  ===========  ===========
  Diluted.............................. $     (0.06) $      0.22  $      0.27
                                        ===========  ===========  ===========
WEIGHTED AVERAGE COMMON AND COMMON
 EQUIVALENT SHARES OUTSTANDING (Note
 4):
  Basic................................   3,776,376    3,779,538    3,786,400
                                        ===========  ===========  ===========
  Diluted..............................   3,776,376    3,796,460    3,800,601
                                        ===========  ===========  ===========


   The accompanying notes are an integral part of these financial statements.

                             GEERLINGS & WADE, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                            Common Stock
                         ------------------- Additional  Retained       Total
                         Number of   $.01     Paid-in    Earnings   Stockholders'
                          Shares   Par Value  Capital   (Deficit)      Equity
                         --------- --------- ---------- ----------  -------------
BALANCE, DECEMBER 31,
 1995................... 3,775,243  $37,752  $9,705,327 $  (10,101)  $ 9,732,978
  Issuance of stock
   under employee stock
   purchase plan........     2,282       23      10,928        --         10,951
  Net loss..............       --       --          --    (218,414)     (218,414)
                         ---------  -------  ---------- ----------   -----------
BALANCE, DECEMBER 31,
 1996................... 3,777,525   37,775   9,716,255   (228,515)    9,525,515
  Issuance of stock
   under employee stock
   purchase plan........     3,818       38      13,525        --         13,563
  Net income............       --       --          --     822,595       822,595
                         ---------  -------  ---------- ----------   -----------
BALANCE, DECEMBER 31,
 1997................... 3,781,343   37,813   9,729,780    594,080    10,361,673
  Issuance of stock
   under employee stock
   purchase plan........     8,152       82      29,591        --         29,673
  Net income............       --       --          --   1,013,330     1,013,330
                         ---------  -------  ---------- ----------   -----------
BALANCE, DECEMBER 31,
 1998................... 3,789,495  $37,895  $9,759,371 $1,607,410   $11,404,676
                         =========  =======  ========== ==========   ===========


   The accompanying notes are an integral part of these financial statements.

                             GEERLINGS & WADE, INC.

                            STATEMENTS OF CASH FLOWS

                                               Years Ended December 31,
                                         --------------------------------------
                                             1996         1997         1998
                                         ------------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss) income.....................  $   (218,414) $   822,595  $ 1,013,330
 Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities--
  Depreciation and amortization, net of
   acquisition.........................       570,605      536,301      524,494
  Deferred income taxes................      (152,000)    (214,910)     134,355
  Gain on disposal of property and
   equipment...........................       (16,102)      (5,707)         --
  Changes in current assets and
   liabilities--
   Accounts receivable.................      (245,439)    (251,637)     (19,760)
   Inventory...........................     3,673,800   (2,624,824)   2,930,301
   Prepaid mailing costs...............       (13,120)    (144,275)    (372,191)
   Prepaid expenses and other current
    assets.............................       785,691     (699,486)      85,030
   Accounts payable....................    (2,082,918)   1,258,818    1,500,630
   Deferred revenue....................       100,422      196,382      345,044
   Accrued expenses....................       138,138      478,295     (208,948)
   Accrued sales, income and payroll
    taxes..............................      (108,538)     690,515     (536,168)
                                         ------------  -----------  -----------
    Net cash provided by operating
     activities........................     2,432,125       42,067    5,396,117
                                         ------------  -----------  -----------
CASH FLOWS USED IN INVESTING
 ACTIVITIES:
 Purchases of property and equipment,
  net..................................      (775,820)    (192,769)    (112,040)
 Proceeds from sale or return of
  property and equipment...............        30,893       56,550       90,000
 Acquisition of Passport Gift Company,
  Inc., net of cash acquired...........           --           --      (465,343)
 (Increase) decrease in other assets,
  exclusive of goodwill................      (129,539)      93,211      (24,409)
                                         ------------  -----------  -----------
    Net cash used in investing
     activities........................      (874,466)     (43,008)    (511,792)
                                         ------------  -----------  -----------
CASH FLOWS USED IN FINANCING
 ACTIVITIES:
 Bank overdraft........................       472,469     (472,469)         --
 Borrowings under line of credit.......     8,960,890    4,943,349    1,651,091
 Repayments under line of credit.......   (11,037,283)  (4,899,973)  (2,633,486)
 Proceeds from issuance of stock under
  the Employee Stock Purchase Plan.....        10,951       13,563       29,673
                                         ------------  -----------  -----------
    Net cash used in financing
     activities........................    (1,592,973)    (415,530)    (952,722)
                                         ------------  -----------  -----------
NET (DECREASE) INCREASE IN CASH AND
 CASH EQUIVALENTS......................       (35,314)    (416,471)   3,931,603
CASH AND CASH EQUIVALENTS, BEGINNING OF
 YEAR..................................       809,828      774,514      358,043
                                         ------------  -----------  -----------
CASH AND CASH EQUIVALENTS, END OF
 YEAR..................................  $    774,514  $   358,043  $ 4,289,646
                                         ============  ===========  ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
 Cash paid during the year for--
  Interest.............................  $    275,107  $    44,939  $    20,616
                                         ============  ===========  ===========
  Income taxes.........................  $        --   $   259,650  $ 1,095,131
                                         ============  ===========  ===========
ACQUISITION OF PASSPORT GIFT COMPANY,
 INC.
 Fair value of assets acquired.........  $        --   $       --   $   206,160
 Liabilities assumed...................           --           --       (60,719)
 Cash paid.............................           --           --       434,453
 Acquisition costs incurred............           --           --        30,890
                                         ------------  -----------  -----------
 Goodwill..............................  $        --   $       --   $   319,902
                                         ============  ===========  ===========

   The accompanying notes are an integral part of these financial statements.

                            GEERLINGS & WADE, INC.

                         NOTES TO FINANCIAL STATEMENTS

                               December 31, 1998

(1) Operations

  Geerlings & Wade, Inc. (the Company) is a direct marketer of premium wines and wine-related merchandise to retail consumers in the United States. The Company maintains 15 licensed facilities in 14 states. Federal, state and local laws strictly govern the sale of wine in each market served by the Company.

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

 (b) Revenue Recognition

  Revenue from merchandise sales is recognized at the time of shipment to the customer. The Company offers one and three-year membership programs to customers, which provide them with certain preferred customer privileges. Revenue derived from memberships is recognized over the related membership period. Sales returns, which are not material, are recorded in the period of return.

 (c) Cash and Cash Equivalents

  The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of December 31, 1997 and 1998, cash equivalents consist primarily of investments in money market accounts.

 (d) Credit Card Policy

  The Company's agreement with a credit card processing company provides for the electronic processing of credit approvals and electronic submission of transactions. Payment is transmitted to the Company's bank account within two to four days of the order transaction. Credit card processing fees amounted to approximately $634,000, $723,000 and $808,000 for the years ended December 31, 1996, 1997 and 1998, respectively, and are included in selling, general and administrative expenses in the accompanying statements of operations.

 (e) Inventory

  The Company values inventory at the lower of cost (first-in, first-out) or net realizable market value (estimated proceeds upon sale, net of fulfillment expenses).

  During 1997 and 1998, the Company purchased approximately $3,223,000 and $2,078,000, respectively, of inventory through wholesale channels with a single supplier. Total or partial loss of the business relationship with this supplier could result in a temporary near-term disruption of the Company's ability to source domestically produced wine product. Management believes that alternative sources of supply are readily available to mitigate the Company's potential loss exposure.

  Included in the Company's inventory are approximately $106,000 and $164,000 of paid reservations of certain vintage wines as of December 31, 1997 and 1998, respectively. The Company sold approximately

                            GEERLINGS & WADE, INC.

                               December 31, 1998

$283,000 and $247,000 of such reserves to its customers during 1997 and 1998, respectively. The Company bears the ultimate liability for the wine reservations sold until delivered and accepted by the customers, at which time revenue is recognized.

 (f) Depreciation

  The Company provides for depreciation using the straight-line method by charges to operations in amounts that allocate the cost of the assets over their estimated useful lives as follows:

                                                                      Estimated
           Asset Classification                                      Useful Life
           --------------------                                      -----------
        Office and computer equipment...............................  3-5 years
        Motor vehicles..............................................    3 years
        Furniture and fixtures......................................    5 years

 (g) Other Assets

  Other assets primarily consist of the long-term portion of deposits and goodwill of approximately $320,000 resulting from the acquisition of Passport Gift Company in 1998 (see Note 3). Goodwill is amortized on the straight-line basis over 15 years, the estimated useful life, and is shown net of approximately $10,700 of accumulated amortization as of December 31, 1998.

 (h) Long-Lived Assets

  The Company applies the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of. SFAS No. 121 requires that long-lived assets, including intangible assets, be reviewed for impairment by comparing the fair value of assets with their carrying amounts at each reporting period. Accordingly, the Company evaluates the possible impairment of long-lived assets based on projected cash flows of the related asset. At both December 31, 1997 and 1998, the Company determined that there was no impairment of long-lived assets.

 (i) Advertising Costs

  Advertising expense was $4,575,253, $4,756,042 and $5,237,893 for the years ended December 31, 1996, 1997 and 1998, respectively.

  Costs of direct advertising materials mailed to prospective customers are capitalized. These costs are expensed as advertising costs in relation to the revenues that are derived from the mailings for up to five months. Revenue estimates are used to determine the cost recovery period of prepaid mailing costs. Total amounts capitalized as of December 31, 1997 and 1998 are $957,483 and $1,357,950, respectively.

 (j) Deferred Revenue

  Deferred revenue represents customer prepayments, payments for wine reservations and deferred membership revenues. The components of deferred revenue as of December 31, 1997 and 1998 are as follows:

                                                             1997       1998
                                                          ---------- ----------
     Payments for wine reservations...................... $  211,459 $  239,889
     Customer prepayments................................    320,031    460,649
     Deferred membership revenues........................    598,065    774,061
                                                          ---------- ----------
       Deferred revenues................................. $1,129,555 $1,474,599
                                                          ========== ==========

                            GEERLINGS & WADE, INC.

                               December 31, 1998


 (k) Foreign Currency Transactions

  Periodically, the Company may enter into foreign exchange contracts to hedge currency exposure on firm inventory purchase commitments. The Company charges foreign currency gains or losses to operations in accordance with SFAS No. 52, Foreign Currency Translation. Gains and losses are included in cost of sales, as these amounts have historically not been material. At December 31, 1997, the Company did not have any foreign exchange contracts outstanding. At December 31, 1998 the Company had five contracts to purchase approximately 7.8 million French francs (FF) (equivalent to approximately $1.4 million as of December 31, 1998). These contracts mature at varying dates through April 1999 as the Company's accounts payable in French francs are due.

 (l) Fiscal Year

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

 (o) Comprehensive Income

  In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. This statement established standards for reporting and display of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. For the years ended December 31, 1996, 1997 and 1998 the Company did not have any components of comprehensive income.

 (p) Segment Reporting

  In December 1998, the Company adopted the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments in interim financial reports issued to stockholders.

  SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company operates in one industry segment and provides one service function. The Company's revenues are wholly derived from customers within the United States. It is currently impracticable for the Company to report the revenues from external customers for each group of similar products.

                            GEERLINGS & WADE, INC.

                               December 31, 1998


 (q) Recently Issued Accounting Standards

  In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company does not anticipate the adoption of this statement to have a material impact on its financial position or results of operations.

 (r) Reclassification

  The Company has reclassified certain prior year information to conform to the current year's presentation.

(3) Acquisition

  On July 7, 1998, pursuant to an asset purchase agreement with Passport Gift Company, Inc. (Passport), the Company acquired certain assets and assumed certain liabilities for consideration of $465,343 in cash, including acquisition costs. This transaction was accounted for as a purchase in accordance with APB No. 16, Accounting for Business Combinations, and accordingly, the results of Passport since July 7, 1998 have been included in the accompanying statement of operations. The results of Passport's operations are not material to the financial statements as a whole. The purchase price was allocated to the acquired assets as follows:

        Accounts receivable........................................... $  1,576
        Inventory.....................................................  159,513
        Prepaid mailing expenses......................................   28,276
        Property and equipment........................................   13,076
        Other assets..................................................    3,719
        Goodwill......................................................  319,902
        Liabilities assumed...........................................  (60,719)
                                                                       --------
                                                                       $465,343
                                                                       ========

(4) Net Income (Loss) Per Share

  The Company adopted SFAS No. 128, Earnings per Share, effective for the fiscal year ended December 31, 1997, which replaces primary and fully diluted earnings per share with basic and diluted earnings per share. Prior period amounts have been restated to conform to the current period's presentation. Under SFAS No. 128, basic net income (loss) per common share is computed based on net income (loss) available to common stockholders and the weighted average number of common shares outstanding during the period. The diluted net income
(loss) per share is computed by adding the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued to the weighted average number of common shares outstanding. For the years ended December 31, 1996, 1997 and 1998, 257,619, 227,902 and 245,468
of anti-dilutive shares, respectively, have been excluded from the weighted average number of common and common equivalent shares outstanding.

                            GEERLINGS & WADE, INC.

                               December 31, 1998


  A reconciliation of basic and diluted shares outstanding, is as follows:

                                                    Years Ended December 31,
                                                  -----------------------------
                                                    1996      1997      1998
                                                  --------- --------- ---------
   Basic weighted average shares outstanding..... 3,776,376 3,779,538 3,786,400
   Weighted average common equivalent shares.....       --     16,922    14,201
                                                  --------- --------- ---------
   Diluted weighted average shares outstanding... 3,776,376 3,796,460 3,800,601
                                                  ========= ========= =========

(5) Line of Credit

  The Company has a demand line of credit with a bank that allows the Company to borrow the lesser of $5,000,000 or 50% of certain inventories, as defined. The line of credit was amended in August 1998, modifying the interest rate charged from the bank's base rate plus 3/4% to the bank base rate plus 1/2%. The bank's base rate as of December 31, 1998 was 7.75%. No commitment fees apply to the unutilized portion of the line of credit. The line of credit is subject to annual reviews by the bank. Borrowings under the line of credit are collateralized by all assets of the Company. There were no amounts outstanding under this line-of-credit agreement at December 31, 1998. The weighted average borrowing rate for 1998 was 9.25%.

  The Company maintains separate foreign exchange facilities with two banks, each of which allows the Company to enter into forward exchange contracts of up to $500,000, maturing on any one day, for the hedging of future foreign currency needs. As described in Note 2(k), at December 31, 1998, there were five outstanding forward exchange contracts in French francs for a total of FF7,864,000 (approximately $1.4 million at December 31, 1998). These contracts expire at different periods from January through April 1999.

(6) Commitments and Contingencies

 (a) Lease Commitments

  The Company leases facilities under operating lease agreements expiring through October 2001. Future minimum rental payments due under these agreements as of December 31, 1998 are as follows:

        Fiscal Year                                                     Amount
        -----------                                                   ----------
        1999......................................................... $  861,452
        2000.........................................................    564,284
        2001.........................................................     92,019
                                                                      ----------
                                                                      $1,517,755
                                                                      ==========

  Total rental expense under these agreements included in the accompanying statements of operations is approximately $799,000, $862,000 and $1,003,000 for the years ended December 31, 1996, 1997 and 1998, respectively.

 (b) Litigation

  In the ordinary course of business, the Company is party to various types of litigation. The Company believes it has meritorious defenses to all claims, and, in its opinion, all litigation currently pending or threatened will not have a material effect on the Company's financial position or results or operations.

                            GEERLINGS & WADE, INC.

                               December 31, 1998

(7) Income Taxes

  Income taxes are provided for in accordance with SFAS No. 109, Accounting for Income Taxes. Accordingly, a deferred tax asset or liability is recorded based on the differences between the financial reporting and tax bases of assets and liabilities, as measured by the enacted tax rates expected to be in effect when these differences reverse. The deferred tax provision (benefit) results from the net change during the year of deferred tax assets and liabilities.

  The components of the (benefit) provision for income taxes are as follows:

                                                    1996       1997       1998
                                                  ---------  ---------  --------
     Current--
       Federal................................... $     --   $ 647,000  $486,955
       State.....................................       --     172,000   130,000
                                                  ---------  ---------  --------
                                                        --     819,000   616,955
                                                  ---------  ---------  --------
     Deferred--
       Federal...................................  (119,000)  (168,000)  105,355
       State.....................................   (33,000)   (47,000)   29,000
                                                  ---------  ---------  --------
                                                   (152,000)  (215,000)  134,355
                                                  ---------  ---------  --------
                                                  $(152,000) $ 604,000  $751,310
                                                  =========  =========  ========

  The reconciliation of the federal statutory rate to the effective tax rate for the years ended December 31, 1996, 1997 and 1998 for income taxes are as follows:

                                                            1996   1997  1998
                                                            ----   ----  ----
     Income tax (benefit) provision at federal statutory
      rate................................................. (34)%   34%    34%
     State taxes, net of federal benefit...................  (6)     6      6
     Other, net............................................  (1)     2    2.5
                                                            ---    ---   ----
                                                            (41)%   42%  42.5%
                                                            ===    ===   ====

  Deferred income taxes relate to the following temporary differences as of December 31, 1997 and 1998:

                                                              1997      1998
                                                            --------  ---------
     Deferred revenue...................................... $366,000  $ 482,000
     Capitalized inventory.................................   80,000    133,000
     Nondeductible reserves................................  202,000    199,000
     Depreciation and amortization.........................  (35,000)    18,000
     Deferred costs........................................  102,000   (251,000)
                                                            --------  ---------
       Total deferred taxes................................ $715,000  $ 581,000
                                                            ========  =========

                            GEERLINGS & WADE, INC.

                               December 31, 1998


(8) Stockholders' Equity

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

  The Nonemployee Directors' Stock Option Plan (Director Plan) was adopted by the Board of Directors and the stockholders on April 8, 1994 to provide for the granting of nonqualified options to directors of the Company. The options under the Director Plan are granted at fair market value on the date of grant. Such options are subject to vesting over three years and carry a 10-year term. A total of 125,000 shares of common stock have been reserved for options to be granted under the Director Plan.

  Activity under the Option Plan and Director Plan is summarized as follows:

                                     Option Plan                         Director Plan
                         ------------------------------------ ------------------------------------
                          Number     Weighted      Exercise               Weighted      Exercise
                            of     Average Price  Price per    Number   Average Price  Price per
                          Shares     per Share      Share     of Shares   per Share      Share
                         --------  ------------- ------------ --------- ------------- ------------
Outstanding, December
 31, 1995...............   97,089     $12.20     $8.48-$16.00  15,000      $11.13     $8.00-$15.25
                         --------     ------     ------------  ------      ------     ------------
  Granted...............  255,953       5.37      3.63-  8.00   7,500        4.50             4.50
  Terminated............ (117,923)     11.24      4.13- 16.00     --          --               --
                         --------     ------     ------------  ------      ------     ------------
Outstanding, December
 31, 1996...............  235,119       5.26      3.63-  8.00  22,500        8.92      4.50- 15.25
                         --------     ------     ------------  ------      ------     ------------
  Granted...............   75,900       4.42      4.00-  5.13  15,000        4.46      4.38-  4.63
  Terminated............  (97,129)      5.52      3.63-  8.00  (7,500)       9.33      4.50- 15.25
                         --------     ------     ------------  ------      ------     ------------
Outstanding, December
 31, 1997...............  213,890       4.84      3.78-  8.00  30,000        6.85      4.38- 15.25
                         --------     ------     ------------  ------      ------     ------------
  Granted...............  196,500       4.31      3.00-  4.50  15,000        4.41      4.31-  4.59
  Terminated............  (75,363)      5.55      4.00-  8.00     --          --               --
                         --------     ------     ------------  ------      ------     ------------
Outstanding, December
 31, 1998...............  335,027     $ 4.37     $3.00-$ 8.00  45,000      $ 6.04     $4.31-$15.25
                         ========     ======     ============  ======      ======     ============
Exercisable, December
 31, 1998...............  156,250     $ 4.57     $3.78-$ 8.00  18,330      $ 8.38     $4.38-$15.25
                         ========     ======     ============  ======      ======     ============

                            GEERLINGS & WADE, INC.

                               December 31, 1998


  The following table summarizes information about stock options outstanding and exercisable at December 31, 1998 under the Option Plan:

                            Options Outstanding           Options Exercisable
                     ---------------------------------- -----------------------
                        Number      Weighted
                     Outstanding    Average    Weighted     Number     Weighted
      Exercise          as of      Remaining   Average  Exercisable at Average
   Price/Range of    December 31, Contractual  Exercise  December 31,  Exercise
   Exercise Prices       1998     Life (Years)  Price        1998       Price
   ---------------   ------------ ------------ -------- -------------- --------
     $3.00- 3.78       115,000        7.9       $ 3.68      60,000      $ 3.78
     $4.00- 4.75       173,232        9.1       $ 4.41      63,445      $ 4.44
     $5.25- 8.00        46,795        7.2       $ 5.94      32,795      $ 6.24
                       -------                  ------     -------      ------
                       335,027                  $ 4.37     156,250      $ 4.57
                       =======                  ======     =======      ======

  The following table summarizes information about stock options outstanding and exercisable at December 31, 1998 under the Director Plan:

                            Options Outstanding           Options Exercisable
                     ---------------------------------- -----------------------
                        Number      Weighted
                     Outstanding    Average    Weighted     Number     Weighted
      Exercise          as of      Remaining   Average  Exercisable at Average
   Price/Range of    December 31, Contractual  Exercise  December 31,  Exercise
   Exercise Prices       1998     Life (Years)  Price        1998       Price
   ---------------   ------------ ------------ -------- -------------- --------
     $4.31- 4.63        35,000        8.7       $ 4.44       8,330      $ 4.48
     $8.00-15.25        10,000        5.9       $11.63      10,000      $11.63
                       -------                  ------     -------      ------
                        45,000                  $ 6.04      18,330      $ 8.38
                       =======                  ======     =======      ======

  In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation, which requires the measurement of the fair value of stock options or warrants to be included in the statement of operations or disclosed in the notes to the financial statements. The Company has determined that it will continue to account for stock-based compensation for employees under Accounting Principles Board Opinion No. 25 and elect the disclosure-only alternative under SFAS No. 123. Options granted in 1996, 1997 and 1998 have been valued using the Black-Scholes option pricing model prescribed by SFAS No. 123.

  The weighted average assumptions used for the years ended December 31, 1996, 1997 and 1998 are as follows:

                                                            December 31,
                                                     ---------------------------
                                                      1996     1997      1998
                                                     ------- --------- ---------
     Risk-free interest rate........................    6.5% 6.3-6.61% 4.76-5.7%
     Expected dividend yield........................     --        --        --
     Expected lives................................. 5 years   5 years   9 years
     Expected volatility............................     68%       86%       96%

  The weighted average grant date fair value of options granted during the years ended December 31, 1996, 1997 and 1998 under these plans is $2.51, $2.37 and $3.83 respectively. As of December 31, 1996, 1997 and 1998, the weighted average remaining contractual life of outstanding options under these plans is 9.1, 8.4 and 8.4 years, respectively.

                            GEERLINGS & WADE, INC.

                               December 31, 1998

  Had compensation cost for the Company's stock option plans and Employee Stock Purchase Plan been determined consistent with SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have been the following pro forma amounts:

                                                         December 31,
                                                 ------------------------------
                                                   1996       1997      1998
                                                 ---------  -------- ----------
   Net income (loss)--
     As reported................................ $(218,414) $822,595 $1,013,330
     Pro forma..................................  (325,799)  661,277    690,050
   Basic net income (loss) per share--
     As reported................................ $   (0.06) $   0.22 $     0.27
     Pro forma..................................     (0.09)     0.18       0.18

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

 (c) Employee Stock Purchase Plan

  The Employee Stock Purchase Plan (the Purchase Plan) was adopted by the Board of Directors and the stockholders on April 8, 1994 to allow eligible employees, as defined in the Purchase Plan, to purchase shares of common stock during one or more six-month periods through payroll deductions. A total of 50,000 shares of common stock have been reserved for purchase under the Purchase Plan. As of December 31, 1997 and 1998, a cumulative total of 6,100 shares and 14,252 shares, respectively, of common stock have been purchased by employees under the Purchase Plan.

(9) Employee Savings Plan

  The Geerlings & Wade, Inc. 401(k) Employee Savings Plan (the Plan) allows for tax-deferred employee benefits under section 401(k) of the Internal Revenue Code. Employees of the Company may participate in the Plan after one year of service. The Company matches 50% of individual contributions, up to 6% of compensation, as defined. Employee contributions vest immediately, while Company matching contributions fully vest after five years of service, as defined. For the fiscal years ended December 31, 1996, 1997 and 1998, the Company's contribution expense was $47,000, $56,500 and $31,500, respectively, under the Plan.