Form 10-Q
period 1999-03-31
GEERLINGS & WADE INC
filed 1999-05-14
CIK 922810

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

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

                              Yes [X]     No [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

                        Par Value          Date            Number of Shares
                        ---------          ----            ----------------

  Common Stock            $ .01         May 14, 1999          3,846,550

                            GEERLINGS & WADE, INC.
                                     INDEX

                                                                                                            Page
                                                                                                            ----
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Balance Sheets as of December 31, 1998 and
                  March 31, 1999 (Unaudited)............................................                     2

                  Statements of Operations for the Quarters Ended March 31, 1998 and
                  March 31, 1999 (Unaudited)............................................                     3

                  Statements of Cash Flows for the Three Months Ended March 31, 1998 and
                  March 31, 1999 (Unaudited)............................................                     4

                  Notes to Financial Statements.........................................                     5

         Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations.........................................................                     6

PART II. OTHER INFORMATION

         Item 4.  Submissions of Matters to a Vote of Stockholders......................                    10

         Item 6.  Exhibits and Reports on Form 8-K......................................                    10


SIGNATURES  ........................................................................................        11

                      PART I.      FINANCIAL INFORMATION

Item  1.  Financial Statements

                            GEERLINGS & WADE, INC.
                                BALANCE SHEETS

                                   (Unaudited)

                                                                             December 31,                   March 31,
                                                                                 1998                         1999
                                                                      ---------------------------  ---------------------------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                                        $ 4,289,646                  $ 3,297,216
     Accounts receivable                                                                  610,382                      863,949
     Inventory                                                                          8,213,801                   10,321,055
     Prepaid mailing costs                                                              1,357,950                    1,196,286
     Prepaid expenses and other assets                                                    833,376                      684,474
     Deferred income taxes                                                                 87,119                       87,119
                                                                                      -----------                  -----------

          Total Current Assets                                                         15,392,274                   16,450,099
                                                                                      -----------                  -----------

PROPERTY AND EQUIPMENT, AT COST                                                         2,514,299                    2,790,664
     Less--Accumulated Depreciation                                                     1,646,580                    1,748,417
                                                                                      -----------                  -----------
                                                                                          867,719                    1,042,247
                                                                                      -----------                  -----------

DEFERRED INCOME TAXES, NET                                                                493,436                      493,436
                                                                                      -----------                  -----------
OTHER ASSETS                                                                              451,799                      415,288
                                                                                      -----------                  -----------

                                                                                      $17,205,228                  $18,401,070
                                                                                      ===========                  ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Line of credit                                                                   $       ---                  $       ---
     Accounts payable                                                                   3,401,392                    5,112,581
     Current portion of deferred revenue                                                1,089,659                      989,280
     Accrued expenses                                                                     924,561                      321,004
                                                                                      -----------                  -----------

          Total Current Liabilities                                                     5,415,612                    6,422,865
                                                                                      -----------                  -----------


DEFERRED REVENUE, LESS CURRENT PORTION                                                    384,940                      592,834
                                                                                      -----------                  -----------

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value -
         Authorized-1,000,000 shares
          Outstanding-none                                                                   ---                          ---
     Common stock, $.01 par value-
         Authorized-10,000,000 shares-
          Issued and outstanding-3,789,495 and
          3,846,550 shares in 1998 and 1999, respectively                                  37,895                       38,466
     Additional paid-in capital                                                         9,759,371                   10,021,823
     Retained earnings                                                                  1,607,410                    1,325,082
                                                                                      -----------                  -----------

            Total Stockholders' Equity                                                 11,404,676                   11,385,371
                                                                                      -----------                  -----------

                                                                                      $17,205,228                  $18,401,070
                                                                                      ===========                  ===========

   The accompanying notes are an integral part of these financial statements.

                            GEERLINGS & WADE, INC.
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                               Quarter Ended

                                                                     March 31,               March 31,
                                                                       1998                    1999
                                                               ---------------------  ----------------------

Sales                                                                     $7,391,066              $8,529,923

Cost of Sales                                                              3,930,623               4,427,900
                                                                          ----------              ----------

Gross Profit                                                               3,460,443               4,102,023

Selling, general and administrative expenses                               3,299,012               4,603,760
                                                                          ----------              ----------

Income  (loss) from operations                                               161,431                (501,737)

Interest income                                                                  118                  15,010
Interest expense                                                              20,574                     ---
                                                                          ----------              ----------

Income (loss) before income taxes                                            140,975                (486,727)

Provision (benefit) for income taxes                                          57,000                (204,400)
                                                                          ----------              ----------

Net income (loss)                                                         $   83,975              $ (282,327)
                                                                          ==========              ==========




Net income (loss) per share
      Basic                                                                    $0.02                  $(0.07)
                                                                          ==========              ==========
      Diluted                                                                  $0.02                  $(0.07)
                                                                          ==========              ==========

Weighted average common and common equivalent shares
 outstanding
      Basic                                                                3,782,932               3,827,979
                                                                          ==========              ==========
      Diluted                                                              3,800,644               3,827,979
                                                                          ==========              ==========

   The accompanying notes are an integral part of these financial statements.

                            GEERLINGS & WADE, INC.
                           STATEMENT OF CASH FLOWS
                                 (Unaudited)


                                                                                           Quarter Ended

                                                                               March 31,                     March 31,
                                                                                  1998                         1999
                                                                       --------------------------  -----------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net Income (Loss)                                                                 $    83,975                     $ (282,327)
   Adjustments to reconcile net income (loss) to net cash used in operating activities --
         Depreciation and amortization                                                   125,404                        113,925
   Changes in current assets and liabilities --
         Accounts receivable                                                             313,397                       (253,567)
         Inventory                                                                       674,944                     (2,107,254)
         Prepaid mailing costs                                                           369,278                        161,665
         Prepaid expenses                                                                 72,239                        160,761
         Accounts payable                                                                (35,532)                     1,711,189
         Deferred revenue                                                                    909                        107,516
         Accrued expenses                                                               (718,121)                      (603,557)
                                                                                     -----------                    -----------
              Net cash (used in) provided by operating activities                        886,493                       (991,649)
                                                                                     -----------                    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment, net                                               (7,962)                      (276,364)
   Receipts from a return of fixed assets                                                 63,333                            ---
   Change in other assets                                                                    ---                         12,560
                                                                                     -----------                    -----------
             Net cash provided by (used in) investing activities                          55,371                       (263,804)
                                                                                     -----------                    -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings on line of credit                                                        1,651,090                            ---
   Repayments on line of credit                                                       (2,633,485)                           ---
   Proceeds from stock award plans                                                        13,931                        263,023
                                                                                     -----------                    -----------
             Net cash provided by (used in) financing activities                        (968,464)                       263,023
                                                                                     -----------                    -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                  (26,600)                      (992,430)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           358,043                      4,289,646
                                                                                     -----------                    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $   331,443                    $ 3,297,216
                                                                                     ===========                    ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
   Cash paid during the period -
   Income Taxes                                                                      $   403,850                    $   260,500
                                                                                     ===========                    ===========
   Interest                                                                          $    20,574                    $       ---
                                                                                     ===========                    ===========

   The accompanying notes are an integral part of these financial statements.

                         Notes to Financial Statements

1.  Basis of Presentation
    ---------------------

The interim period information set forth in these financial statements is unaudited and may be subject to normal year-end adjustments. In the opinion of management, the information reflects all adjustments, which consist of normal recurring accruals that are considered necessary to present a fair statement of the results of operations of Geerlings & Wade, Inc. (the "Company") for the interim periods presented. The operating results for the quarter ended March 31, 1999 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 1999.

The financial statements presented herein should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Certain information in these footnote disclosures normally included in financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission.

2.  Basic and Diluted Net Income (Loss) Per Common Share
    ----------------------------------------------------

The Company applies the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share that Statement establishes standards for computing and presenting earnings per share. For the quarters ending March 31, 1998 and March 31, 1999, 248,828 and 325,001 of anti-dilutive shares, respectively, have been excluded from the weighted average number of common and dilutive potential common shares outstanding.

Basic and diluted net income (loss) per share is as follows:


                                                                        Quarter Ended March 31,

                                                                       1998                 1999
                                                               --------------------  -------------------

Net income (loss)                                                        $   83,975          $ (282,327)
                                                                         ==========          ==========

Basic weighted average shares outstanding                                 3,782,932           3,827,979
Weighted average common equivalent shares computed
 under the treasury stock method                                             17,712                 ---
                                                                         ----------          ----------
Diluted weighted average shares outstanding                               3,800,644           3,827,979
                                                                         ==========          ==========

Basic net income (loss) per share                                        $     0.02          $    (0.07)
                                                                         ==========          ==========
Diluted net income (loss) per share                                      $     0.02          $    (0.07)
                                                                         ==========          ==========



3. Comprehensive Income
   ---------------------

SFAS No. 130, Comprehensive Income, requires that all items recognized under accounting standards as components of comprehensive income be reported in financial statements. It also requires that an entity classify items of other comprehensive income (e.g., foreign currency translation adjustments and unrealized gains and losses on certain marketable securities) by their nature in its financial statements. The Company did not have any items of comprehensive income for the quarters ended March 31, 1998 and March 31, 1999, and therefore, total comprehensive income was the same as reported net income for those periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     Geerlings & Wade, Inc. (the "Company") is a direct marketer of premium wines and wine-related merchandise to retail consumers. The Company currently maintains licensed facilities in fifteen states. Federal, state and local laws strictly govern the sale of wine in each market served by the Company.

Important Factors Regarding Forward-Looking Statements

     The Company may occasionally make forward-looking statements and estimates such as forecasts and projections of the Company's future performance or statements of management's plans and objectives. These forward-looking statements may be contained in SEC filings, press releases and oral statements, among others, made by the Company. Actual results could differ materially from those in such forward-looking statements. Therefore, no assurance can be given that the results in such forward-looking statements will be achieved. Important factors could cause the Company's actual results to differ from those contained in such forward-looking statements, including, among other things, the factors mentioned in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 on file with the U.S. Securities and Exchange Commission.

Quarters Ended March 31, 1998 and March 31, 1999

Sales

     Sales increased $1,139,000, or 15.4%, from $7,391,000 in the quarter ended March 31, 1998 to $8,530,000 in the quarter ended March 31, 1999. Sales levels largely depend on response rates and circulation (number) of "house mailings" which are product offerings sent via the U.S. Postal Service to existing customers and of "acquisition mailings" which are product offerings sent via the U.S. Postal Service to potential new customers. Catalog, retail and Internet sales also contribute to total sales. The increase in sales resulted from mailing an accessories only catalog with a circulation of 310,000 and a wine and accessories catalog with a circulation of 329,000, adding Passport Wine Club which was acquired in July 1998, and new sales from www.geerwade.com which was
                                                    ----------------
launched in May 1998. About 70% of the Internet sales come from existing customers. Sales from house mailings, acquisition mailings, and special letters to preferred customers generated comparable sales to the sales from these types of promotions mailed in the first quarter of 1998. Sales, exclusive of wine accessory sales, increased 10.1% in markets, defined by the shipping region of each warehouse, in which the Company has been open at least one year. The number of twelve-bottle equivalent cases ("cases"), exclusive of Bordeaux future sales, sold by the Company increased by 11,786, or 17.1%, from 68,875 in the quarter ended March 31, 1998 to 80,661 in the quarter ended March 31, 1999. The average case price, exclusive of Bordeaux future sales, decreased by $1.53, or 1.5%, from $102.81 in the quarter ended March 31, 1998 to $101.28 in the quarter ended March 31, 1999. The average case price decreased principally as a result of sales from acquisition mailings, which feature lower cost wines. The average number of cases purchased per customer order was 1.07 in the quarter ended March 31, 1999 compared to 1.10 in the same fiscal period of 1998. This decrease resulted primarily from continuity sales made by Passport Wine. These continuity orders include 2, 4 or 6 bottles per shipment as compared to the Company's 6-bottle minimum for other types of orders.

Gross Profit

     Gross profit increased $642,000, or 18.6%, from $3,460,000 in the quarter ended March 31, 1998 to $4,102,000 in the quarter ended March 31, 1999. Gross profit as a percentage of sales increased from 46.8% in the quarter ended March 31, 1998 to 48.1% in the quarter ended March 31, 1999. Gross profit attributable to wine sales increased $2.71 per case, or 5.6%, from $48.29 per case in the quarter ended March 31, 1998 to $51.00 per case in the quarter ended March 31, 1999. The increase in gross margin percentage and average gross profit resulted primarily from improved purchasing by the Company and lower domestic wine costs.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased $1,305,000, or 39.6%, from $3,299,000 in the quarter ended March 31, 1998 to $4,604,000 in the quarter ended March 31, 1999 and increased as a percentage of sales from 44.6% in the quarter ended March 31, 1998 to 54.0% in the quarter ended March 31, 1999. The net increase in selling, general and administrative expenses is largely attributable to higher marketing costs due to mailing 639,000 catalogs (no catalogs were mailed in the quarter ended March 31, 1998) and additional 2,241,000 acquisition mailing pieces. Also, overhead expense was higher resulting from operating new facilities including Passport Wine Club, the Newbury Street store, the Texas retail facility and the Internet operations.

Interest

     Interest income increased from $118 in the quarter ended March 31, 1998 to $15,000 in the quarter ended March 31, 1999. This increase in interest income was due to having higher cash balances invested during the first quarter of 1999 as compared to the first quarter of 1998. There was no interest expense for the first quarter of 1999 and $21,000 of interest for the first quarter of 1998.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Provision for Income Taxes

     The Company's provision (benefit) for income taxes for the quarter ended March 31, 1999 reflects an approximate 42.0% effective income tax rate
anticipated for the full year ended December 31, 1999.   During the quarter
ended March 31, 1999, the Company recorded a benefit for income taxes of $204,000.

Liquidity and Capital Resources

     The Company's primary working capital needs include purchases of inventory and the cost of acquisition mailings and other expenses associated with promoting sales. As of March 31, 1999, the Company had cash and cash equivalents totaling $3,297,000. In addition, the Company has a credit facility with BankBoston comprised of a revolving, discretionary, demand line of credit in the maximum principal amount equal to the lesser of 50% of qualifying inventory or $5.0 million (the "Line of Credit"). The Line of Credit bears interest at BankBoston's base rate (which approximates the prime rate) plus one-half of a percent and is collateralized by substantially all of the assets of the Company. As of March 31, 1999, the Company had no outstanding balance under the Line of Credit.

     For the year to date ending March 31, 1999, net cash of $992,000 was used by operating activities, resulting principally from increase in inventory and accounts receivable and a decrease in accrued expenses, which reductions were offset by an increase in accounts payable and a decrease in prepaid mailings costs and prepaid expense.

     The Company invested $277,000 in computer hardware and software for the Company in general and in equipment and furniture for the Texas retail facility.

     At December 31, 1998 and March 31, 1999, the Company had working capital of $9,977,000 and $10,027,000, respectively. The increase in working capital was primarily due to a decrease in accounts receivable and inventory and a decrease in accrued expenses and was offset by a decrease in accounts payable.

     The Company presently believes that cash flows from operations and current cash balances, together with the Line of Credit, will be sufficient to meet the Company's working capital and capital expenditure requirements for the foreseeable future.

Exchange Rates

     The Company engages, from time to time, in currency-hedging activities related to firm commitments for the purchase of inventories in an effort to fix costs and manage the impact of exchange rate fluctuations. The Company has two foreign exchange lines of credit, which allow the Company to enter into forward currency exchange contracts of up to $1,000,000 maturing on any one day. As of March 31, 1999, the Company had obligations of $727,000 with respect to forward currency exchange contracts.

Year 2000 Compliance

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

     The Company has completed detailed reviews of its internal front-end systems, its customer database management systems, and its personal computers and local area networks, to assess the potential impact of the year 2000 issue. These reviews were completed by the Company's existing workforce at no identifiable incremental cost. Based upon these reviews, the Company believes that all of these systems and equipment will operate correctly after minor software patches are installed when processing data that include dates after December 31, 1999 except for its front-end processing system. The Company believes that minor remediation or expenditures are required to ensure continued proper operation of such systems and equipment other than the front-end processing system. The Company has purchased a replacement software system for front-end processing and a new production database that are year 2000 compliant. This system includes the Catman Catalog software that is developed and sold by Axexxis Corporation and runs on the Universe data base that is sold by Ardent Software, Inc. Both of these systems process dates based on a system that adds or subtracts days from a starting date, which is time zero. Therefore, the system does not rely on years stored as either 2 or 4 digit number such as "99" or "1999" and, as represented to the Company, will not fail to function when January 1, 2000 arrives. The Company has also purchased a new server for this software which the vendor represents is Year 2000 compliant. In addition to addressing the year 2000 issue, this new software and hardware system will enhance the functionality and capability of the Company's entire computer system. The Company plans to conduct further reviews and tests of its systems and equipment to insure that all potential year 2000 issues have been addressed. The approximate cost to purchase this new system, including any necessary hardware, and to program the new Websites planned for the Company will be between $800,000 and $1,000,000.

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

Item 3:   Quantitative and Qualitative Disclosure about Market Risk

     The following discussion about the Company's market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. The Company is exposed to market risk related to foreign currency exchange rates. The Company does not use derivative financial instruments for speculative or trading purposes. The Company enters into foreign exchange forward contracts to reduce its exposure to currency fluctuations on vendor accounts payable denominated in foreign currencies. The objective of these contracts is to neutralize the impact of foreign currency exchange rate movements on the Company's operating results.
The gains and losses on these contracts are included in earnings when the underlying foreign currency denominated transaction is recognized. Gains and losses related to these instruments for the quarters ended March 31, 1999 and 1998 were not material to the Company. Looking forward, the Company does not anticipate any material adverse effect on its financial position, results of operations or cash flows resulting from the use of these instruments. However, there can be no assurance that these strategies will be effective or that transaction losses can be minimized or forecasted accurately.

PART II. OTHER INFORMATION


Item 4.  SUBMISSIONS OF MATTERS TO A VOTE OF STOCKHOLDERS

(a)  The Company held its annual meeting on May 11, 1999.
(b) At the annual meeting, stockholders elected Messrs. James C. Curvey and Mr. Phillip D. Wade as a director. Messrs. Gordon R. Cooke, Huib E. Geerlings, John M. Connors, Jr. and Robert Webb and Jay L. Essa continued serving their terms of office after the annual meeting.
(c)  Results of annual meeting votes:

Proposal                                    For     Against  Withheld  Abstentions  Broker Non-votes
----------------------------------------------------------------------------------------------------
To elect as director James C. Curvey     3,429,799            130,912
----------------------------------------------------------------------------------------------------
To elect as director Phillip D. Wade     3,430,849            129,862
----------------------------------------------------------------------------------------------------
To approve an increase of 150,000        3,340,498  217,313                  2,900
 shares reserved for issuance under
 the Company's Stock Option Plan and
 to approve an increase to 250,000 as
 the number of options which may be
 granted to an individual employee
 under  the Company's Stock Option Plan
----------------------------------------------------------------------------------------------------
To ratify the appointment of Arthur      3,550,019    9,072                  1,620
 Andersen LLP as independent auditors
 of the Company
----------------------------------------------------------------------------------------------------



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

       10.39 Severance Agreement dated April 2, 1999 between the Company and Jay L. Essa

       27     Financial Data Schedule


     (b) No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                   SIGNATURES

  Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 GEERLINGS & WADE, INC.
                                 (Registrant)



                                 By: /s/ Jay L. Essa
                                    ----------------------------
                                 Name: Jay L. Essa
                                 Title: President and Chief Executive Officer



                                 By: /s/ David R. Pearce
                                    ----------------------------
                                 Name: David R. Pearce
                                 Title: Vice President and Chief Financial
                                        Officer





Dated: May 14, 1999