Form 10-Q
period 1999-06-30
GEERLINGS & WADE INC
filed 1999-08-16
CIK 922810

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 1999

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

                                 Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

                          Par Value          Date             Number of Shares
                          ---------          ----             ----------------

    Common Stock            $ .01       August 16, 1999           3,846,716

                               GEERLINGS & WADE, INC.
                                       INDEX

                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Balance Sheets as of December 31, 1998 and
                  June 30, 1999 (Unaudited)..............................      2

                  Statements of Operations for the Quarters Ended
                  June 30, 1998 and June 30, 1999 and for the
                  Six Months Ended June 30, 1998 and
                  June 30, 1999 (Unaudited)..............................      3

                  Statements of Cash Flows for the Six Months Ended
                  June 30, 1998 and June 30, 1999 (Unaudited)............      4

                  Notes to Financial Statements..........................      5

         Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations..........................................      6

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K................................     12

SIGNATURES ..............................................................     13

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                               GEERLINGS & WADE, INC.
                                   BALANCE SHEETS
                                    (Unaudited)

                                                      December 31,     June 30,
                                                          1998           1999
                                                      -----------    -----------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                        $ 4,289,646    $ 3,065,905
     Accounts receivable                                  610,382        430,302
     Inventory                                          8,213,801      9,854,091
     Prepaid mailing costs                              1,357,950        320,355
     Prepaid expenses and other assets                    833,376        640,551
     Deferred income taxes                                 87,119         87,119
                                                      -----------    -----------

          Total Current Assets                         15,392,274     14,398,323
                                                      -----------    -----------

PROPERTY AND EQUIPMENT, AT COST                         2,514,299      2,938,809
     Less--Accumulated Depreciation                     1,646,580      1,851,132
                                                      -----------    -----------
                                                          867,719      1,087,677
                                                      -----------    -----------

DEFERRED INCOME TAXES, NET                                493,436        493,436
                                                      -----------    -----------
OTHER ASSETS                                              451,799        406,744
                                                      -----------    -----------

                                                      $17,205,228    $16,386,180
                                                      ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                 $ 3,401,392    $ 3,112,147
     Current portion of deferred revenue                1,089,659        501,900
     Accrued expenses                                     924,561        350,380
                                                      -----------    -----------

          Total Current Liabilities                     5,415,612      3,964,427
                                                      -----------    -----------

DEFERRED REVENUE, LESS CURRENT PORTION                    384,940        819,170
                                                      -----------    -----------

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value -
         Authorized-1,000,000 shares
         Outstanding-none
     Common stock, $.01 par value-
         Authorized-10,000,000 shares-
         Issued and outstanding-3,789,495 and
         3,846,716 shares in 1998 and
         1999, respectively                                37,895         38,467
     Additional paid-in capital                         9,759,371     10,022,486
     Retained earnings                                  1,607,410      1,541,630
                                                      -----------    -----------

            Total Stockholders' Equity                 11,404,676     11,602,583
                                                      -----------    -----------

                                                      $17,205,228    $16,386,180
                                                      ===========    ===========

                             GEERLINGS & WADE, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Quarter Ended              Six Months Ended

                                                  June 30,       June 30,      June 30,       June 30,
                                                   1998           1999           1998           1999
                                              ------------   ------------   ------------   ------------

Sales                                         $  8,193,886   $  8,559,354   $ 15,584,952   $ 17,089,277

Cost of Sales                                    4,158,993      4,403,731      8,089,616      8,831,631
                                              ------------   ------------   ------------   ------------

Gross Profit                                     4,034,893      4,155,623      7,495,336      8,257,646

Selling, general and administrative expenses     3,535,567      3,793,530      6,834,579      8,397,289
                                              ------------   ------------   ------------   ------------

Income  (loss) from operations                     499,326        362,093        660,757       (139,643)

Interest income                                      1,246         11,755          1,364         26,765

Interest expense                                        42             --         20,616             --
                                              ------------   ------------   ------------   ------------

Income (loss) before income taxes                  500,530        373,848        641,505       (112,878)

Provision for income taxes                         199,600        157,300        256,600        (47,100)
                                              ------------   ------------   ------------   ------------

Net income (loss)                             $    300,930   $    216,548   $    384,905   $    (65,778)
                                              ============   ============   ============   ============

Net income (loss) per share
        Basic                                 $       0.08   $       0.06   $       0.10   $      (0.02)
                                              ============   ============   ============   ============
        Diluted                               $       0.08   $       0.06   $       0.10   $      (0.02)
                                              ============   ============   ============   ============

Weighted average common shares and common
equivalents outstanding
        Basic                                    3,785,316      3,846,623      3,784,109      3,837,352
                                              ============   ============   ============   ============
        Diluted                                  3,817,361      3,922,428      3,809,169      3,837,352
                                              ============   ============   ============   ============

                               GEERLINGS & WADE, INC.
                              STATEMENT OF CASH FLOWS
                                    (Unaudited)

                                                                         Six Months Ended
                                                                      June 30,       June 30,
                                                                        1998           1999
                                                                    -----------    -----------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net Income (Loss)                                                $   384,905    $   (65,778)
   Adjustments to reconcile net income (loss) to net cash used in operating activities --
         Depreciation and amortization                                  265,244        228,731
   Changes in current assets and liabilities --
         Accounts receivable                                            403,902        180,080
         Inventory                                                    2,894,936     (1,640,290)
         Prepaid mailing costs                                          342,832      1,037,596
         Prepaid expenses                                               181,374        201,139
         Accounts payable                                              (125,026)      (289,245)
         Deferred revenue                                                39,632       (153,530)
         Accrued expenses                                              (629,498)      (574,181)
                                                                    -----------    -----------
              Net cash (used in) provided by operating activities     3,758,301     (1,075,478)
                                                                    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment, net                             (36,130)      (424,509)
   Receipts from a return of fixed assets                                70,000             --
   Change in other assets                                                (8,655)        12,560
                                                                    -----------    -----------
             Net cash provided by (used in) investing activities         25,215       (411,949)
                                                                    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings on line of credit                                       1,651,090             --
   Repayments on line of credit                                      (2,633,485)            --
   Proceeds from stock award plans                                       13,931        263,687
                                                                    -----------    -----------
             Net cash (used in) provided by financing activities       (968,464)       263,687
                                                                    -----------    -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                               2,815,052     (1,223,740)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          358,043      4,289,645
                                                                    -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                            $ 3,173,095    $ 3,065,905
                                                                    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
   Cash paid during the period -
   Income taxes paid                                                $   621,350    $   304,389
                                                                    ===========    ===========
   Interest                                                         $    20,616    $        --
                                                                    ===========    ===========

The accompanying notes are an integral part of these financial statements.

                          Notes to Financial Statements

1.  Basis of Presentation

The interim period information set forth in these financial statements is unaudited and may be subject to normal year-end adjustments. In the opinion of management, the information reflects all adjustments, which consist of normal recurring accruals that are considered necessary to present a fair statement of the results of operations of Geerlings & Wade, Inc. (the "Company") for the interim periods presented. The operating results for the quarter ended June 30, 1999 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 1999.

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

2.  Basic and Diluted Net Income Per Common Share

The Company applies the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share, which Statement establishes standards for computing and presenting earnings per share. For the quarters ending June 30, 1998 and June 30, 1999, 236,027 and 268,162 of anti-dilutive shares, respectively, have been excluded from the weighted average number of common and dilutive potential common shares outstanding. For the six months ending June 30, 1998 and June 30, 1999, 243,012 and 343,967 of anti-dilutive shares, respectively have been excluded from the weighted average number of common and dilutive potential common shares outstanding.

Basic and diluted net income (loss) per share is as follows:

                                                Quarter Ended June 30,    Six months Ended June 30,

                                                  1998          1999          1998          1999
                                                  ----          ----          ----          ----

Net income (loss)                             $   300,930   $   216,548   $   384,905   $   (65,778)
                                              ===========   ===========   ===========   ===========

Basic weighted average shares outstanding       3,785,316     3,846,623     3,784,109     3,837,352
Weighted average common equivalent shares
computed under the treasury stock method           32,045        75,805        25,060            --
                                              -----------   -----------   -----------   -----------
Diluted weighted average shares outstanding     3,817,361     3,922,428     3,809,169     3,837,352
                                              ===========   ===========   ===========   ===========

Basic net income (loss) per share             $      0.08   $       .06   $      0.10   $      (.02)
                                              ===========   ===========   ===========   ===========
Diluted net income (loss) per share           $      0.08   $       .06   $      0.10   $      (.02)
                                              ===========   ===========   ===========   ===========

3. Comprehensive Income

SFAS No. 130, Comprehensive Income, requires that all items recognized under accounting standards as components of comprehensive income be reported in financial statements. It also requires that an entity classify items of other comprehensive income (e.g., foreign currency translation adjustments and unrealized gains and losses on certain marketable securities) by their nature in its financial statements. The Company did not have any items of comprehensive income for the quarters ended June 30, 1998 and June 30, 1999, and therefore, total comprehensive income was the same as reported net income for those periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

      Geerlings & Wade, Inc. (the "Company") is a direct marketer of premium wines and wine-related merchandise by selling to retail consumers via direct mail, the Internet and stores. The Company currently maintains licensed facilities in fifteen states. Federal, state and local laws strictly govern the sale of wine in each market served by the Company.

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

Quarters Ended June 30, 1998 and June 30, 1999

Sales

      Sales increased $365,000, or 4.5%, from $8,194,000 in the quarter ended June 30, 1998 to $8,559,000 in the quarter ended June 30, 1999. Sales levels largely depend on response rates and circulation (number) of "house mailings" which are product offerings sent via the U.S. Postal Service to existing customers and of "acquisition mailings" which are product offerings sent via the U.S. Postal Service to potential new customers. Catalog, retail store and Internet sales also contribute to total sales. The increase in sales resulted from sales generated by mailing a wine and accessories catalog with a circulation of 329,000 mailed at the end of the first quarter of 1999, Passport Wine Club which was acquired in July 1998, and www.geerwade.com which was launched in May 1998. About 89% of the Internet orders came from existing customers in the second quarter of 1999. Sales from house mailings and special mailings to preferred customers offering one or two select wines ("Jay Essa letters") generated comparable sales to the sales from these types of promotions mailed in the second quarter of 1998. Sales from acquisition mailings decreased significantly in the second quarter of 1999 because the Company only mailed 65,000 pieces of acquisition mail in the second quarter of 1999 compared to the
1.8 million pieces mailed during the second quarter of 1998. Sales from acquisition mailings in the second quarter of 1999 were also, in part, the result of 1.8 million acquisition pieces mailed late in the first quarter of 1999. Sales, exclusive of wine accessory sales, increased 1.1% in markets, defined by the shipping region of each warehouse, in which the Company has been open at least one year. The number of twelve-bottle equivalent cases ("cases"), exclusive of Bordeaux future sales, sold by the Company decreased by 2,120, or 2.6%, from 82,906 in the quarter ended June 30, 1998 to 80,786 in the quarter ended June 30, 1999. The average case price, exclusive of Bordeaux future sales, increased by $4.72, or 4.9%, from $96.37 in the quarter ended June 30, 1998 to $101.09 in the quarter ended June 30, 1999. The average case price increased principally as a result of fewer sales from acquisition mailings, which feature lower cost wines. The average number of cases purchased per customer order was
1.12 in the quarter ended June 30, 1999 compared to 1.17 in the same fiscal period of 1998. The average number of cases per order is reduced by virtue of continuity orders from Passport Wine Club in the second quarter of 1999. These continuity orders include 2 or 4 bottles per shipment as compared to the Company's 6-bottle minimum for other types of orders.

Gross Profit

      Gross profit increased $121,000, or 3.0%, from $4,035,000 in the quarter ended June 30, 1998 to $4,156,000 in the quarter ended June 30, 1999. Gross profit as a percentage of sales decreased from 49.2% in the quarter ended June 30, 1998 to 48.6% in the quarter ended June 30, 1999. Gross profit attributable to wine sales increased $2.12 per case, or 4.6%, from $46.45 per case in the quarter ended June 30, 1998 to $48.57 per case in the quarter ended June 30, 1999. The decrease in gross margin percentage resulted primarily from variation in the product mix and to a decrease in gross margins from accessory sales. In order to encourage greater e-commerce sales, the Company commenced selling accessories on www.geerwade.com at reduced prices at the end of the second quarter of 1999. The gross margin per case of wine sold increased by 4.6%, which traded approximately at an increase of 4.9% in the price of a case of wine. The average price increase primarily reflects the fact that the Company sold fewer cases of wine to new customers which sell at a lower average price point in the second quarter of 1999 than the Company did in the second quarter of 1998.

Selling, General and Administrative Expenses

      Selling, general and administrative expenses increased $258,000, or 7.3%, from $3,536,000 in the quarter ended June 30, 1998 to $3,794,000 in the quarter ended June 30, 1999 and increased as a percentage of sales from 43.2% in the quarter ended June 30, 1998 to 44.3% in the quarter ended June 30, 1999. The net increase in selling, general and administrative expenses is largely attributable to higher marketing cost amortization as a result of mailing 639,000 catalogs in the first quarter of 1999 and an additional 487,000 pieces of acquisition mail during the first half of the year. Also, order fulfillment and overhead expenses were higher due to higher sales and the operation of new facilities including the Newbury Street store and the Texas retail facility and new businesses including the Internet operations and the Passport Wine Club.

Interest

      Interest income increased from $1,246 in the quarter ended June 30, 1998 to $11,755 in the quarter ended June 30, 1999. This increase in interest income was due to having higher cash balances invested during the second quarter of 1999 as compared to the second quarter of 1998. There was no interest expense for the second quarter of 1999 and $42 of interest for the second quarter of 1998.

Six-Month Periods Ended June 30, 1998 and June 30, 1999

Sales

      Sales increased $1,504,000, or 9.7%, from $15,585,000 in the six months ended June 30, 1998 to $17,089,000 in the six months ended June 30, 1999. The increase in sales resulted primarily from sales generated by mailing winter and spring catalogs which offer wines and wine accessories, Passport Wine Club which was acquired in July 1998, Jay Essa letters and house mailings and the Internet. Sales generated from acquisition mailings were lower, due to lower response rates, in the first six months of 1999 than for the same period in 1998. Sales, exclusive of wine accessory sales, increased 5.4% in markets, defined by the shipping region of each warehouse, in which the Company has been open for at least one year. The number of cases, exclusive of Bordeaux futures sales, sold by the Company increased by 9,666, or 6.4%, from 151,781 in the six months ended June 30, 1998 to 161,447 in the six months ended June 30, 1999. The average case price increased by $.30, or 0.3%, from $100.04 in the six months ended June 30, 1998 to $100.34 in the six months ended June 30, 1999. The stability in the average case price reflects a consistent pricing strategy. The average number of cases purchased per customer order was 1.11 in the six months ended June 30, 1999 compared to 1.12 in the comparable fiscal period of 1998.

Gross Profit

      Gross profit increased $762,000, or 10.2%, from $7,496,000 in the six months ended June 30, 1998 to $8,258,000 in the six months ended June 30, 1999. Gross profit as a percentage of sales increased from 48.1% in the six months ended June 30, 1998 to 48.3% in the six months ended June 30, 1999. Gross profit attributable to wine sales, exclusive of Bordeaux futures sales, increased $0.63 per case, or 1.3%, from $47.08 per case in the six months ended June 30, 1998 to $47.71 per case in the six months ended June 30, 1999. The increase in gross profit percentage and average gross profit per case resulted from improved purchasing practices, favorable foreign exchange rates and lower costs for domestic wines.

Selling, General and Administrative Expenses

      Selling, general and administrative expenses increased $1,563,000, or 22.9%, from $6,835,000 in the six months ended June 30, 1998 to $8,397,000 in the six months ended June 30, 1999. As a percentage of sales, these expenses increased from 43.9% in the six months ended June 30, 1998 to 49.1% in the six months ended June 30, 1999. The net increase in selling, general and administrative expenses is attributable to a) higher overhead primarily related to adding the Texas facility and Newbury Street store and to additional staffing and b) significantly higher marketing expense to date due to increased acquisition mailings during 1999 and mailing 639,000 catalogs in 1999. In 19998, no catalogs were mailed to customers in the first six months of the year.

Interest

      Interest income increased by $25,401 for the six months in 1999 compared to 1998 due to higher invested cash balances. Interest expense decreased by $20,616 from $20,616 in the six months ended June 30, 1998 to $0 in the six months ended June 30, 1999, as a result of not needing to borrow under the Company's line of credit during the second quarter of 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Provision for Income Taxes

      The Company's provision for income taxes for the quarter ended June 30, 1999 reflects an approximate 42% effective income tax rate anticipated for the full year ended December 31, 1999. During the quarter ended June 30, 1999, the Company recorded a provision for income taxes of $157,000 and recorded a deferred benefit for income taxes of $47,000 for the six months ended June 30, 1999.

Liquidity and Capital Resources

      The Company's primary working capital needs include purchases of inventory, software development and advertising expenses for e-commerce sites and the cost of acquisition mailings and other expenses associated with promoting sales. As of June 30, 1999, the Company had cash and cash equivalents totaling $3,066,000. In addition, the Company has a credit facility with BankBoston comprised of a revolving, discretionary, demand line of credit in the maximum principal amount equal to the lesser of 50% of qualifying inventory or $5.0 million (the "Line of Credit"). The Line of Credit bears interest at BankBoston's base rate (which approximates the prime rate) plus one-half of a percent and is collateralized by substantially all of the assets of the Company. As of June 30, 1999, the Company had no outstanding balance under the Line of Credit.

      For the year to date ending June 30, 1999, net cash of $1,075,000 was used by operating activities, resulting principally from increase in inventory and decreases in accounts payable, deferred revenue and accrued expenses, which reductions were offset by decreases in accounts receivable, prepaid mailings costs and prepaid expenses.

      The Company invested $425,000 in computer hardware and software for the Catman system and for www.geerwade.com and www.winebins.com and in equipment and furniture for the Texas retail facility.

      At December 31, 1998 and June 30, 1999, the Company had working capital of $9,977,000 and $10,434,000, respectively. The increase in working capital was primarily due to decreases in accounts payable, current deferred revenue and accrued expenses and was offset by decreases in accounts receivable, prepaid mailing costs and prepaid expenses and other assets.

      The Company presently believes that cash flows from operations and current cash balances, together with the Line of Credit, will be sufficient to meet the Company's working capital and capital expenditure requirements for the foreseeable future.

Exchange Rates

      The Company engages, from time to time, in currency-hedging activities related to firm commitments for the purchase of inventories in an effort to fix costs and manage the impact of exchange rate fluctuations. The Company has two foreign exchange lines of credit, which allow the Company to enter into forward currency exchange contracts of up to $1,000,000 maturing on any one day. As of June 30, 1999, the Company had no obligations with respect to forward currency exchange contracts.

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

      The Company has completed detailed assessments of its internal front-end systems, its customer database management systems, and its personal computers and local area networks, to assess the potential impact of the year 2000 issue. These assessments were completed by the Company's existing workforce at no identifiable incremental cost. Based upon these assessments, the Company believes that all of these systems and equipment will operate correctly after minor software patches are installed when processing data that include dates after December 31, 1999 except for its front-end processing system. The Company believes that minor remediation or expenditures are required to ensure continued proper operation of such systems and equipment other than the front-end processing system. The Company has purchased a replacement software system for front-end processing and a new production database that are year 2000 compliant. This system includes the Catman Catalog software that is developed and sold by Axexxis Corporation and runs on the Universe data base that is sold by Ardent Software, Inc. Both of these systems process dates based on a system that adds or subtracts days from a starting date, which is time zero. Therefore, the system does not rely on years stored as either 2 or 4 digit number such as "99" or "1999" and, as represented to the Company, will not fail to function when January 1, 2000 arrives. The Company has also purchased a new server for this software which the vendor represents is Year 2000 compliant once a software patch is applied. In addition to addressing the year 2000 issue, this new software and hardware system will enhance the functionality and capability of the Company's entire computer system. The Company plans to conduct further assessments and tests of its systems and equipment to insure that all potential year 2000 issues have been addressed. The approximate cost to purchase this new system, including any necessary hardware, and to program the new Websites planned for the Company will be between $800,000 and $1,000,000.

      The Company has completed assessments of its internal telecommunications systems and its internal voicemail and ancillary telecommunication services systems. Based on its preliminary assessments, the Company has been advised by its telephone system vendor that telephone and voice-mail systems are year 2000 compliant. The Company does not anticipate that upon further assessments that any remediation relating to such other systems that might be necessary will cause the Company to incur material costs or present implementation challenges that cannot be addressed prior to the end of calendar year 1999. The Company expects to complete its remediation of these systems in the second half of calendar year 1999.

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

      First, the Company relies on programs and systems used by providers of services necessary to it to reach and communicate with its customers. Examples of such providers include the United States Postal Service, UPS, telephone companies, customer list processors and rental agencies, printers and banks. Services provided by such entities affect almost all facets of the Company's operations, including processing of orders, printing and mailing of direct response mail and catalogs, shipping of goods and certain financial services (e.g., credit card processing). Programs and services in this first category generally are not specific to the Company's business and disruptions in their availability would likely have a negative impact on most enterprises within the direct marketing industry and on many enterprises outside the direct marketing industry. The Company believes that all of the most reasonably likely worst case scenarios involving disruptions to its operations stemming from the year 2000 issue relate to programs and systems in this first category. The Company intends to requests from its regular vendors and service providers representations that they are or will be year 2000 compliant or ready by the end of 1999. To the extent it is practical, the Company will test any of its systems that interface with third parties to ensure year 2000 compliance.

      Second, the Company relies on programs and systems used by a variety of vendors of the products it markets (in 1998, the Company purchased goods from many vendors). In the case of risks posed by the year 2000 issue relating to programs and systems in this second category that are used by product vendors, such risks are minimal and correctable since these vendors are relatively small companies and generally rely on off-the-shelf software programs and hardware. The Company intends to solicit assurances from the entities with which it has significant commercial relationships that their programs and systems are or will be by the end of 1999 year 2000 compliant or ready

      The Company expects to complete its assessment of the programs and systems of the entities with which it has commercial relationships and the identification of related risks and uncertainties by the end of September 1999. Once such identification has been completed, the Company intends to resolve any material risks and uncertainties that are identified by communicating further with the relevant vendors, by working internally to identify alternative sourcing and by formulating contingency plans to deal with such matters. The Company expects the resolution of such matters to continue until all year 2000 problems are resolved satisfactorily.

Item 3: Quantitative and Qualitative Disclosure about Market Risk

      The following discussion about the Company's market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. The Company is exposed to market risk related to foreign currency exchange rates. The Company does not use derivative financial instruments for speculative or trading purposes. The Company enters into foreign exchange forward contracts to reduce its exposure to currency fluctuations on vendor accounts payable denominated in foreign currencies. The objective of these contracts is to neutralize the impact of foreign currency exchange rate movements on the Company's operating results. The gains and losses on these contracts are included in earnings when the underlying foreign currency denominated transaction is recognized. Gains and losses related to these instruments for the quarters ended June 30, 1999 and 1998 were not material to the Company. Looking forward, the Company does not anticipate any material adverse effect on its financial position, results of operations or cash flows resulting from the use of these instruments. However, there can be no assurance that these strategies will be effective or that transaction losses can be minimized or forecasted accurately.

PART II. OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

            27    Financial Data Schedule

      (b) No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                     SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          GEERLINGS & WADE, INC.
                                          (Registrant)


                                          By: /s/ Jay L. Essa
                                              ------------------------
                                          Name: Jay L. Essa
                                          Title: President and Chief Executive
                                                 Officer


                                          By: /s/ David R. Pearce
                                              ------------------------
                                          Name: David R. Pearce
                                          Title: Vice President and Chief
                                                 Financial Officer

Dated: August 16, 1999