Form 10-Q
period 1999-09-30
GEERLINGS & WADE INC
filed 1999-11-15
CIK 922810

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended SEPTEMBER 30, 1999

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

                             Yes [X]     No [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

                   Par Value          Date               Number of Shares
                   ---------          ----               ----------------
Common Stock        $ .01      November 15, 1999            3,848,405

                             GEERLINGS & WADE, INC.
                                     INDEX


                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Balance Sheets as of December 31, 1998 and
                 September 30, 1999 (Unaudited)...........................    2

                 Statements of Operations for the Quarters Ended
                 September 30, 1998 and September 30, 1999 and for
                 the Nine months Ended September 30, 1998 and
                 September 30, 1999 (Unaudited)...........................    3

                 Statements of Cash Flows for the Nine months Ended
                 September 30, 1998 and September 30, 1999 (Unaudited)....    4

                 Notes to Financial Statements............................    5

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations......................    7

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K..................................   13

SIGNATURES................................................................   14

                        PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                             GEERLINGS & WADE, INC.
                                 BALANCE SHEETS
                                  (Unaudited)

                                                        December 31,     September 30,
                                                           1998              1999
                                                        -----------       -----------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                          $ 4,289,646       $ 3,006,892
     Accounts receivable                                    610,382         1,143,287
     Inventory                                            8,213,801        10,653,497
     Prepaid mailing costs                                1,357,950           627,559
     Prepaid expenses and other assets                      833,376           761,637
     Prepaid Taxes                                              ---           713,221
     Deferred income taxes                                   87,119            87,119
                                                        -----------       -----------

          Total Current Assets                           15,392,274        16,993,212
                                                        -----------       -----------

PROPERTY AND EQUIPMENT, AT COST                           2,514,299         2,560,689
     Less--Accumulated Depreciation                       1,646,580         1,146,764
                                                        -----------       -----------
                                                            867,719         1,413,925
                                                        -----------       -----------

DEFERRED INCOME TAXES, NET                                  493,436           493,436
                                                        -----------       -----------
OTHER ASSETS                                                451,799           398,049
                                                        -----------       -----------

                                                        $17,205,228       $19,298,622
                                                        ===========       ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                   $ 3,401,392       $ 3,900,009
     Current portion of deferred revenue                  1,089,659           845,922
     Accrued expenses                                       924,561         1,445,936
                                                        -----------       -----------

          Total Current Liabilities                       5,415,612         6,191,867
                                                        -----------       -----------

DEFERRED REVENUE, LESS CURRENT PORTION                      384,940           505,345
                                                        -----------       -----------

PURCHASE PRICE ADVANCE FROM LIQUID HOLDINGS                     ---         1,250,000
                                                        -----------       -----------
STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value -
         Authorized-1,000,000 shares
          Outstanding-none                                      ---               ---
     Common stock, $.01 par value-
          Authorized-10,000,000 shares-
       Issued and outstanding-3,789,495 and
          3,848,405 shares in 1998 and
          1999, respectively                                 37,895            38,484

     Additional paid-in capital                           9,759,371        10,033,416
     Retained earnings                                    1,607,410         1,279,510
                                                        -----------       -----------

            Total Stockholders' Equity                   11,404,676        11,351,410
                                                        -----------       -----------

                                                        $17,205,228       $19,298,622
                                                        ===========       ===========

                             GEERLINGS & WADE, INC.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                              Three Months Ended                   Nine Months Ended
                                                       September 30,      September 30,       September 30,      September 30,
                                                           1998              1999                1998               1999
                                                        ----------         ----------         -----------        -----------
Sales                                                   $7,034,645         $7,362,390         $22,619,598        $24,451,667

Cost of Sales                                            3,597,633          3,651,336          11,687,250         12,482,967
                                                        ----------         ----------         -----------        -----------

Gross Profit                                             3,437,012          3,711,054          10,932,348         11,968,700

Selling, general and administrative expenses             3,072,220          3,422,423           9,906,799         11,819,712

Merger related expenses                                        ---            696,664                 ---            696,664
                                                        ----------         ----------         -----------        -----------

Income (loss) from operations                              364,792           (408,033)          1,025,549           (547,676)

Other expense                                                  ---             50,742                 ---             50,742

Interest income                                             13,951              6,954              15,316             33,719

Interest expense                                               ---                ---              20,616                ---
                                                        ----------         ----------         -----------        -----------

Income (loss) before income taxes                          378,743           (451,821)          1,020,249           (564,699)

Provision (benefit) for income taxes                       158,300           (189,700)            414,900           (236,800)
                                                        ----------         ----------         -----------        -----------

Net income (loss)                                       $  220,443         $ (262,121)        $   605,349        $  (327,899)
                                                        ==========         ==========         ===========        ===========
Net income (loss) per share
        Basic                                                $0.06             $(0.07)              $0.16             $(0.09)
                                                        ==========         ==========         ===========        ===========
        Diluted                                              $0.06             $(0.07)              $0.16             $(0.09)
                                                        ==========         ==========         ===========        ===========
Weighted average common shares and common
 equivalents outstanding
        Basic                                            3,787,814          3,847,524           3,785,358          3,840,780
                                                        ==========         ==========         ===========        ===========
        Diluted                                          3,788,076          3,847,524           3,799,678          3,840,780
                                                        ==========         ==========         ===========        ===========

                             GEERLINGS & WADE, INC.
                            STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                                       Nine Months Ended
                                                                                 September 30,       September 30,
                                                                                     1998                1999
                                                                               -----------------  -------------------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net income (loss)                                                                $   605,348          $  (327,899)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities --
         Depreciation and amortization                                                  407,365              396,432
         Deferred income taxes                                                              ---                  ---
         Loss from disposition of fixed asset                                               ---               50,742
   Changes in current assets and liabilities --
         Accounts receivable                                                             51,496             (532,905)
         Inventory                                                                    2,772,444           (2,439,696)
         Prepaid mailing costs                                                          (55,241)             730,391
         Prepaid expenses                                                                65,074               76,506
         Prepaid income taxes                                                               ---             (713,221)
         Accounts payable                                                               855,742              498,617
         Deferred revenue                                                                64,426             (123,332)
         Accrued expenses                                                              (750,632)             521,375
                                                                                    -----------          -----------
              Net cash (used in) provided by operating activities                     4,016,022           (1,862,990)
                                                                                    -----------          -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                                  (90,889)            (957,506)
   Proceeds from the sale of property and equipment                                      80,000                  ---
   Change in other assets                                                              (307,609)              13,109
                                                                                    -----------          -----------
             Net cash used in investing activities                                     (318,498)            (944,397)
                                                                                    -----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchase price advance from Liquid Holdings                                                             1,250,000
   Borrowings on line of credit                                                       1,651,090                  ---
   Repayments on line of credit                                                      (2,633,485)                 ---
   Proceeds from stock purchase plan                                                     29,674              274,634
                                                                                    -----------          -----------
             Net cash provided by (used in) financing activities                       (952,721)           1,524,634
                                                                                    -----------          -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                  2,744,803           (1,282,753)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          358,043            4,289,645
                                                                                    -----------          -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $ 3,102,846          $ 3,006,892
                                                                                    ===========          ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
   Cash paid during the period -
   Interest                                                                         $    20,616          $       ---
                                                                                    ===========          ===========
   Income taxes paid                                                                $ 1,087,631          $   562,389
                                                                                    ===========          ===========



The accompanying notes are an integral part of these financial statements.

                         NOTES TO FINANCIAL STATEMENTS

1.  Basis of Presentation
    ---------------------

The interim period information set forth in these financial statements is unaudited and may be subject to normal year-end adjustments. In the opinion of management, the information reflects all adjustments, which consist of normal recurring accruals that are considered necessary to present a fair statement of the results of operations of Geerlings & Wade, Inc. (the "Company") for the interim periods presented. The operating results for the quarter ended September 30, 1999 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 1999.

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

2.  Basic and Diluted Net Income Per Common Share
    ---------------------------------------------

The Company applies the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share, which Statement establishes standards for computing and presenting earnings per share. For the quarters ending September 30, 1998 and September 30, 1999, 381,333 and 425,467 of anti-dilutive shares, respectively, have been excluded from the weighted average number of common and dilutive potential common shares outstanding. For the nine months ending September 30, 1998 and September 30, 1999, 367,275 and 425,467 of anti-dilutive shares, respectively have been excluded from the weighted average number of common and dilutive potential common shares outstanding.

Basic and diluted net income (loss) per share is as follows:


                                                               Quarter Ended September 30,  Nine months Ended September 30,
                                                                  1998           1999            1998        1999
                                                               ----------     -----------     ----------  -----------
Net income (loss)                                              $  220,443      $ (262,121)     $  605,349  $ (327,899)
                                                               ==========      ==========      ==========  ==========

Basic weighted average shares outstanding                       3,787,814       3,847,524       3,785,358   3,840,780
Weighted average common equivalent shares computed
 under the treasury stock method                                      262             ---          14,320         ---
                                                               ----------      ----------      ----------  ----------
Diluted weighted average shares outstanding                     3,788,076       3,847,524       3,799,678   3,840,780
                                                               ==========      ==========      ==========  ==========

Basic net income (loss) per share                              $     0.06      $     (.07)     $     0.16  $     (.09)
                                                               ==========      ==========      ==========  ==========
Diluted net income (loss) per share                            $     0.06      $     (.07)     $     0.16  $     (.09)
                                                               ==========      ==========      ==========  ==========


3. Comprehensive Income (Loss)
   ---------------------------

SFAS No. 130, Comprehensive Income, requires that all items recognized under accounting standards as components of comprehensive income (loss) be reported in financial statements. It also requires that an entity aggregate items of other comprehensive income (loss) (e.g., foreign currency translation adjustments and unrealized gains and losses on certain marketable securities) by their nature in its financial statements. The Company did not have any items of comprehensive income (loss) for the quarters ended September 30, 1998 and September 30, 1999, and therefore, total comprehensive income (loss) was the same as reported net income (loss) for those periods.

4. Merger Agreement
-------------------

     On September 27, 1999 the Company entered into an Agreement and Plan of Merger by and among the Company, Liquid Holdings Inc. ("Liquid Holdings") and Liquid Acquisition Corp., a wholly-owned subsidiary of Liquid Holdings (the "Merger Agreement"). The Company has scheduled a special meeting of stockholders for December 8, 1999 at 3:00 p.m. to consider and vote upon the proposal to approve and adopt the Merger Agreement. If the Company's stockholders approve the Merger Agreement and the other conditions to closing set forth in the Merger Agreement are met, Liquid Acquisition Corp. will be merged with and into the Company with the Company being the surviving corporation (the "Merger"). As a result of the Merger, each stockholder will receive $10.00 in cash for each share of the Company's common stock held by such stockholder. In addition, each outstanding option to purchase the Company's common stock will be accelerated and cancelled immediately prior to the Merger and converted into the right to receive cash for the difference, if positive, between $10.00 a share and the exercise price of the option. The Merger will be accounted for under the purchase method of accounting and will be a taxable transaction under the Internal Revenue Code. In connection with the execution of the Merger Agreement, two directors of the Company, who own 1,314,000 shares of the Company's common stock (approximately 34% of the shares of the Company's common stock outstanding), have agreed to vote all shares of common stock owned by them in favor of the Merger Agreement. In addition, the Company has entered into an agreement pursuant to which it has granted Liquid Holdings, or an affiliate of Liquid Holdings, an option to purchase, upon the termination of the Merger Agreement under certain specified circumstances, up to 271,667 shares of authorized but unissued shares of Company common stock at a purchase price of $10.00 per share. The Company expects the Merger to be consummated in the first quarter of 2000 subject to approval of the Company's stockholders, certain antitrust and alcoholic beverage regulatory approvals and satisfaction of the other closing conditions set forth in the Merger Agreement. Additional information regarding the Merger can be found in the Company's current report on Form 8-K dated September 27, 1999 and the Company's Proxy Statement dated October 26, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OPERATIONS

GENERAL

     Geerlings & Wade, Inc. (the "Company") is a direct marketer of premium wines and wine-related merchandise by selling to retail consumers via direct mail, the Internet and stores. The Company currently maintains licensed facilities in fifteen states. Federal, state and local laws strictly govern the sale of wine in each market served by the Company.

     On September 27, 1999 the Company entered into an Agreement and Plan of Merger by and among the Company, Liquid Holdings Inc. ("Liquid Holdings") and Liquid Acquisition Corp., a wholly-owned subsidiary of Liquid Holdings (the "Merger Agreement"). The Company has scheduled a special meeting of stockholders for December 8, 1999 at 3:00 p.m. to consider and vote upon the proposal to approve and adopt the Merger Agreement. If the Company's stockholders approve the Merger Agreement and the other conditions to closing set forth in the Merger Agreement are met, Liquid Acquisition Corp. will be merged with and into the Company with the Company being the surviving corporation (the "Merger"). As a result of the Merger, each stockholder will receive $10.00 in cash for each share of the Company's common stock held by such stockholder. In addition, each outstanding option to purchase the Company's common stock will be accelerated and cancelled immediately prior to the Merger and converted into the right to receive cash for the difference, if positive, between $10.00 a share and the exercise price of the option. The Merger will be accounted for under the purchase method of accounting and will be a taxable transaction under the Internal Revenue Code. In connection with the execution of the Merger Agreement, two directors of the Company, who own 1,314,000 shares of the Company's common stock (approximately 34% of the shares of the Company's common stock outstanding), have agreed to vote all shares of common stock owned by them in favor of the Merger Agreement. In addition, the Company has entered into an agreement pursuant to which it has granted Liquid Holdings, or an affiliate of Liquid Holdings, an option to purchase, upon the termination of the Merger Agreement under certain specified circumstances, up to 271,667 shares of authorized but unissued shares of Company common stock at a purchase price of $10.00 per share. The Company expects the Merger to be consummated in the first quarter of 2000 subject to approval of the Company's stockholders, certain antitrust and alcoholic beverage regulatory approvals and satisfaction of the other closing conditions set forth in the Merger Agreement. Additional information regarding the Merger can be found in the Company's current report on Form 8-K dated September 27, 1999 and the Company's Proxy Statement dated October 26, 1999.

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

QUARTERS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1999

Sales

     Sales increased $327,000, or 4.7%, from $7,035,000 in the quarter ended September 30, 1998 to $7,362,000 in the quarter ended September 30, 1999. Sales levels largely depend on response rates and circulation (number) of "house mailings" which are product offerings sent via the U.S. Postal Service to existing customers and of "acquisition mailings" which are product offerings sent via the U.S. Postal Service to potential new customers. Catalog, retail store and Internet sales also contribute to total sales. The increase in sales resulted primarily from an increase in sales placed over the Internet on www.geerwade.com of $337,000 from $28,000 in 1998 to $365,000 in 1999. Improved response rates to third quarter acquisition mailings in 1999 also contributed to the increase in sales. Sales from house mailings declined slightly during the quarter, which reflects that existing customers have switched from purchasing by telephone to purchasing over the Internet. The Company did not mail any special mailings to preferred customers offering one or two select wines ("Jay Essa letters") in 1999 but mailed 53,000 Jay Essa Letters in 1998, which generated sales from existing customers. The Company did not mail a catalog in either the third quarter of 1998 or 1999. Sales, exclusive of wine accessory sales, increased 2.4% in markets, defined by the shipping region of each facility, in which the Company has operated for at least one year. The number of twelve-bottle equivalent cases ("cases"), exclusive of wine reservation sales, sold by the Company increased by 2,001, or 2.9%, from 68,065 in the quarter ended September 30, 1998 to 70,066 in the quarter ended September 30, 1999. The average case price, exclusive of wine reservation sales, increased by $0.25, or 0.3%, from $99.83 in the quarter ended September 30, 1998 to $100.08 in the quarter ended September 30, 1999. The minor increase in average case price reflects a slight increase in pricing policy for the Company's products. The average number of cases purchased per customer order was 1.13 in the quarter ended September 30, 1999 compared to 1.15 in the same fiscal period of 1998.
The average number of cases per order was reduced by increased sales resulting from acquisition mailings since the average cases per order from first time buyers is significantly less than average cases per order from existing customers.

Gross Profit

     Gross profit increased $274,000, or 8.0%, from $3,437,000 in the quarter ended September 30, 1998 to $3,711,000 in the quarter ended September 30, 1999. Gross profit as a percentage of sales increased from 48.9% in the quarter ended September 30, 1998 to 50.4% in the quarter ended September 30, 1999. Gross profit attributable to wine sales increased $2.12 per case, or 4.3%, from $49.25 per case in the quarter ended September 30, 1998 to $51.37 per case in the quarter ended September 30, 1999. The increase in gross profit percentage resulted primarily because the Company was able to purchase wines at lower costs and take advantage of a favorable foreign exchange rate environment. However, this increase was offset by selling accessories on www.geerwade.com at reduced prices since the end of the second quarter of 1999 in order to encourage greater e-commerce sales.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased $1,047,000, or 34.1%, from $3,072,000 in the quarter ended September 30, 1998 to $4,119,000 in the quarter ended September 30, 1999 and increased as a percentage of sales from
43.7 % in the quarter ended September 30, 1998 to 55.9% in the quarter ended September 30, 1999. The net increase in selling, general and administrative expenses is largely attributable to legal and investment banking expenses of $697,000 related to the Merger Agreement executed on September 27, 1999 with Liquid Holdings. Excluding these merger-related expenses, selling, general and administrative expenses would have increased $350,000, or 11.3%, from $3,072,000 in 1998 to $3,422,000 in 1999. Marketing expenses increased $41,000 from $818,000 in 1998 to $859,000 in 1999. Also, order fulfillment and overhead expenses were higher due to higher sales, additional salary expense necessary to integrate the new Avexxis software system, higher depreciation for the new software and www.geerwade.com site, and operating the Texas retail facility.

Interest and Other Expense

     Interest income decreased from $13,951 in the quarter ended September 30, 1998 to $6,954 in the quarter ended September 30, 1999. This decrease in interest income was due to having lower cash balances invested during the third quarter of 1999 as compared to the third quarter of 1998. There was no interest expense in either the third quarter of 1998 or the third quarter of 1999. Other expense increased by $51,000 due to a loss for the disposal of the Company's original software system.

NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1999

Sales

     Sales increased $1,832,000, or 8.1%, from $22,620,000 in the nine months ended September 30, 1998 to $24,452,000 in the nine months ended September 30, 1999. The increase in sales resulted primarily from sales generated by mailing winter and spring catalogs which offer wines and wine accessories, Passport Wine Club which was acquired in July 1998, Jay Essa letters and house mailings and Internet sales. Internet sales increased $996,000 from $38,000 in 1998 to $1,034,000 in 1999. Passport Wine Club sales increased $547,000 from $163,000 in 1998 (commencing in July 1998) to $710,000 in 1999. Sales generated from acquisition mailings were lower, due to lower response rates to acquisition mailings mailed in the first six months of 1999 compared with response rates to acquisition mailings for the same period in 1998. Sales, exclusive of wine accessory sales, increased 4.8% in markets, defined by the shipping region of each facility, in which the Company has operated for at least one year. The number of cases, exclusive of wine reservation sales, sold by the Company increased by 11,667, or 5.3%, from 219,846 in the nine months ended September 30, 1998 to 231,513 in the nine months ended September 30, 1999. The average case price increased by $1.06, or 1.1%, from $100.02 in the nine months ended September 30, 1998 to $101.08 in the nine months ended September 30, 1999. The stability in the average case price reflects a consistent pricing strategy. The average number of cases purchased per customer order was 1.12 in the nine months ended September 30, 1999 and 1998.

Gross Profit

     Gross profit increased $1,037,000, or 9.5%, from $10,932,000 in the nine months ended September 30, 1998 to $11,969,000 in the nine months ended September 30, 1999. Gross profit as a percentage of sales increased from 48.3% in the nine months ended September 30, 1998 to 48.9% in the nine months ended September 30, 1999. Gross profit attributable to wine sales, exclusive of wine reservation sales, increased $2.71 per case, or 5.6%, from $48.20 per case in the nine months ended September 30, 1998 to $50.91 per case in the nine months ended September 30, 1999. The increase in gross profit percentage and average gross profit per case resulted from improved purchasing practices, favorable foreign exchange rates and lower costs for certain domestic wine varietals.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased $2,609,000, or 26.3%, from $9,907,000 in the nine months ended September 30, 1998 to $12,516,000 in the nine months ended September 30, 1999. As a percentage of sales, these expenses increased from 43.8% in the nine months ended September 30, 1998 to 51.1% in the nine months ended September 30, 1999. The net increase in selling, general and administrative expenses is attributable to a) higher overhead primarily related to adding the Texas facility and Newbury Street store and to additional staffing, b) legal and investment banking expenses of $697,000 related to the Merger Agreement executed on September 27, 1999 with Liquid Holdings and c) significantly higher marketing expenses due to increased acquisition mailings during 1999 and mailing 639,000 winter and spring catalogs in 1999. In 1998, no catalogs were mailed to customers in the first nine months of the year.

Interest and Other Expense

     Interest income increased by $18,403 for the nine months ended September 30, 1999 compared to the comparable period in 1998 due to higher invested cash balances. Interest expense decreased by $20,616 from $20,616 in the nine months ended September 30, 1998 to $0 in the nine months ended September 30, 1999, as a result of not needing to borrow under the Company's line of credit during 1999. Other expense increased by $51,000 due to a loss for the disposal of the Company's original software system.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

PROVISION FOR INCOME TAXES

     The Company's provision for income taxes for the quarter ended September 30, 1999 reflects an approximate 42% effective income tax rate anticipated for
the full year ended December 31, 1999.   During the quarter ended September 30,
1999, the Company recorded a benefit for income taxes of $190,000 and recorded a deferred benefit for income taxes of $237,000 for the nine months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary working capital needs include purchases of inventory, software development and advertising expenses related to e-commerce sites and the cost of acquisition mailings and other expenses associated with promoting sales. As of September 30, 1999, the Company had cash and cash equivalents totaling $3,007,000. On September 27, 1999, at the time the Company entered into the Merger Agreement, Liquid Holdings paid the Company $1.25 million, which is recorded on the accompanying balance sheet as Purchase Price Advance from Liquid Holdings. This amount is not refundable except under certain limited circumstances. The $1.25 million paid to the Company by Liquid Holdings can be used by the Company for normal corporate purposes, subject to compliance with the terms of the Merger Agreement. The Company's credit facility with BankBoston, a revolving, discretionary, demand line of credit with a maximum principal amount equal to the lesser of 50% of qualifying inventory or $5.0 million (the "Line of Credit"), expired during the third quarter. The Company has initiated discussions with BankBoston to renew this Line of Credit. The Line of Credit bore interest at BankBoston's base rate (which approximates the prime rate) plus one-half of a percent and was collateralized by substantially all of the assets of the Company.

     For the year to date ending September 30, 1999, net cash of $944,000 was used by operating activities, resulting principally from net losses and increases in accounts receivable and inventory and decreases in deferred revenue and accrued expenses, which reductions were offset by decreases in prepaid mailings costs and prepaid expenses and increases in accounts payable.

     The Company invested $940,000 in computer hardware and software for the Avexxis system, for www.geerwade.com and the Company's new e-commerce site, www.winebins.com, and in equipment and furniture for the Texas retail facility.

     At December 31, 1998 and September 30, 1999, the Company had working capital of $9,977,000 and $10,801,000, respectively. The increase in working capital was primarily due to increases in accounts receivable, inventory and prepaid taxes plus receipt of $1.25 million of the Purchase Price Advance from Liquid Holdings and decreases in current deferred revenue and was offset by decreases in cash, prepaid mailing costs and prepaid expenses and other assets and increases in accounts payable and accrued expenses.

     Even in the absence of the renewal of the Line of Credit, the Company presently believes that cash flows from operations and current cash will be sufficient to meet the Company's working capital and capital expenditure requirements for the foreseeable future.

EXCHANGE RATES

     The Company engages, from time to time, in currency-hedging activities related to firm commitments for the purchase of inventories in an effort to fix costs and manage the impact of exchange rate fluctuations. The Company has two foreign exchange lines of credit, which allow the Company to enter into forward currency exchange contracts of up to $1,000,000 maturing on any one day. As of September 30, 1999, the Company had three forward currency exchange contracts to purchase approximately 3.35 million French francs (FF) (equivalent to approximately $.54 million.)

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

     Telecommunications systems. These systems enable the Company to manage its order-taking and customer service functions.

     Voicemail systems. These systems are used for receiving and storing messages to employees at various Company facilities.

     Ancillary services systems. These include such systems as heating, ventilation and air conditioning control systems and security systems.

     The Company has completed detailed assessments of its internal front-end systems, its customer database management systems, and its personal computers and local area networks to assess the potential impact of the year 2000 issue. These assessments were completed by the Company's existing workforce at no identifiable incremental cost. In addition, a national computer consulting and services company visited the Company's Canton, Massachusetts facility in October 1999 to assess the Company's year 2000 remediation efforts and has issued a report stating that the Company is year 2000 ready provided that certain minor procedures are conducted prior to December 31, 1999. Based upon these assessments and the Company's purchase and installation of a new software system for front-end processing and a new production database, both of which are year 2000 compliant, the Company believes that all of its systems and equipment will operate correctly when processing data that include dates after December 31, 1999, provided that minor remediation software is installed prior to year end. The Company has scheduled the installation of the remediation software for this month. In addition to addressing the year 2000 issue, the Company's new software and hardware system will enhance the functionality and capability of the Company's entire computer system. The Company plans to conduct further assessments and tests of its systems and equipment to insure that all potential year 2000 issues have been addressed.

     The Company has completed assessments of its internal telecommunications systems and its internal voicemail and ancillary services systems. The Company has been advised by its telephone system vendor that its telephone and voicemail systems are year 2000 compliant. The Company has completed nearly all of its remediation efforts relating to its other systems and does not anticipate that such remediation will cause the Company to incur material costs or present implementation challenges that cannot be addressed prior to the end of calendar year 1999.

     The computer programs and operating systems used by entities with whom the Company has commercial relationships also pose potential problems relating to the year 2000 issue, which may affect the Company's operations in a variety of ways. Although these risks are more difficult to assess than those posed by internal programs and systems, the Company completed its assessment of such programs and systems in October 1999. The Company believes that the programs and operating systems used by entities with which it has commercial relationships generally fall into two categories.

     First, the Company relies on programs and systems used by providers of services necessary to reach and communicate with the Company's customers. Examples of such providers include the U.S. Postal Service, United Parcel Service ("UPS"), telephone companies, customer list processors and rental agencies, printers and banks. Services provided by such entities affect almost all facets of the Company's operations, including processing of orders, printing and mailing of direct response mail and catalogs, shipping of goods and certain financial services (e.g., credit card processing). Programs and services in this first category generally are not specific to the Company's business and disruptions in their availability would likely have a negative impact on most enterprises within the direct marketing industry and on many enterprises outside the direct marketing industry. The Company believes that all of the most reasonably likely worst case scenarios involving disruptions to its operations stemming from the year 2000 issue relate to programs and systems in this first category. The Company has been provided status reports from its primary service providers such as UPS, Paymentech and credit card companies stating that their respective operations will be year 2000 compliant before December 31, 1999. The Company intends to continue requesting from its regular vendors and service providers representations that they are or will be year 2000 compliant or ready by the end of 1999. To the extent it is practical, the Company will continue to test any of its systems that interface with third parties to ensure year 2000 compliance.

     Second, the Company relies on programs and systems used by vendors of products marketed by the Company. Risks posed by the year 2000 issue relating to programs and systems in this second category are minimal and correctable since these vendors are relatively small companies and generally rely on off-the-shelf software programs and hardware. The Company continues to solicit representations from the entities with which it has significant commercial relationships that their programs and systems are or will be by the end of 1999 year 2000 compliant or ready.


ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The following discussion about the Company's market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. The Company is exposed to market risk related to foreign currency exchange rates. The Company does not use derivative financial instruments for speculative or trading purposes. The Company enters into foreign exchange forward contracts to reduce its exposure to currency fluctuations on vendor accounts payable denominated in foreign currencies. The objective of these contracts is to neutralize the impact of foreign currency exchange rate movements on the Company's operating results.
The gains and losses on these contracts are included in earnings when the underlying foreign currency denominated transaction is recognized. Gains and losses related to these instruments for the quarters ended September 30, 1999 and 1998 were not material to the Company. Looking forward, the Company does not anticipate any material adverse effect on its financial position, results of operations or cash flows resulting from the use of these instruments. However, there can be no assurance that these strategies will be effective or that transaction losses can be minimized or forecasted accurately.

PART II. OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              10.40 Lease Amendment between the Company and Flint Lee Limited Partnership dated June 22, 1999.

              10.41 Lease Amendment between the Company and William Eddy dated October 1, 1999.

              10.42 Lease Agreement between the Company and Cader Lane Associates dated September 27, 1999.

              27     Financial Data Schedule


(b) The following filing was made on Form 8-K during the third quarter: 1. On September 28, 1999, a Form 8-K was filed reporting the Agreement and Plan of Merger by and among Liquid Holdings Inc., Liquid Acquisition Corp. and the Company dated September 27, 1999.

                                   SIGNATURES

  Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    GEERLINGS & WADE, INC.
                                    (Registrant)


                                    By: /s/ Jay L. Essa
                                       -------------------------
                                    Name:  Jay L. Essa
                                    Title: President and Chief
                                           Executive Officer



                                    By: /s/ David R. Pearce
                                        -------------------------
                                    Name:  David R. Pearce
                                    Title: Vice President and Chief
                                           Financial Officer


Dated: November 15, 1999