Form 10-K
period 1999-12-31
GEERLINGS & WADE INC
filed 2000-03-30
CIK 922810

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  For the fiscal year ended December 31, 1999

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                           --    --
     EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                 For the transition period from              to

                         Commission File Number 0-24048
                             GEERLINGS & WADE, INC.
             (Exact name of registrant as specified in its charter)

                                  MASSACHUSETTS
         (State or other jurisdiction of incorporation or organization)

                   960 Turnpike Street, Canton, Massachusetts
                    (Address of Principal Executive Offices)

                                   04-2935863
                      (IRS Employer Identification Number)

                                      02021
                                   (Zip Code)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 781-821-4152

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

GEERLINGS & WADE, INC.'S COMMON STOCK TRADES ON THE NASDAQ STOCK MARKET(R) UNDER
                                THE SYMBOL GEER.

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X     No _______

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   _________

  The aggregate market value of Common Stock of the registrant held by non-affiliates of the registrant was approximately $18,315,715 on March 28, 2000. For purposes of the foregoing sentence, the term ''affiliate'' includes each director and executive officer of the registrant.

  3,855,940 shares of Common Stock were outstanding at March 28, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the registrant's definitive Proxy Statement relating to the registrant's 2000 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A are incorporated by reference in Part III of this Report.

                                     PART I

                           FORWARD-LOOKING STATEMENTS

  This Annual Report contains forward-looking statements as defined under the federal securities laws. Actual results could vary materially. Factors that could cause actual results to vary materially are described herein and in other documents. Readers should pay particular attention to the considerations described in the section of this report entitled ''Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors that May Affect Future Results.'' Readers should also carefully review the risk factors described in the other documents the Company files from time to time with the Securities and Exchange Commission.

ITEM 1: BUSINESS

General
-------

  Geerlings & Wade, Inc. (''Geerlings & Wade'' or the ''Company''), incorporated in Massachusetts in 1986, is a direct marketer and Internet retailer of premium, imported and domestic wines and wine-related merchandise to individual consumers. Through frequent mailings to existing and potential customers and through e-commerce websites, the Company offers wines selected on the basis of their quality and price characteristics. Sales levels largely depend on response rates to and circulation of ''house mailings,'' which are product offerings sent via the United States Postal Service to existing customers; "house e-mails," which are product offerings sent via e-mail to existing customers; and ''acquisition mailings,'' which are product offerings sent via the United States Postal Service to potential customers. Customers place orders in person or by mail, telephone, facsimile, e-mail or through the Internet.

  In 1998, the Company established an e-commerce website, geerwade.com, through which customers may place orders for wine. In 1999, the Company redesigned the geerwade.com website and integrated the website with its new order management computer system, which provides real-time inventory, electronic transfers of orders and order status and dynamic page generation to keep the website current. In the first quarter of 1999, the Company began offering wine accessories on geerwade.com, and during the course of the year, migrated most of its accessory sales from accessory catalogs to geerwade.com. In November 1999, the Company launched WineBins.com as a separate e-commerce site through which customers can purchase many of the national wine brands that are customarily offered in wine stores. The WineBins.com site has similar functionality as geerwade.com. The Company believes that it is developing a ''Geerlings & Wade'' image based on informative mailings and e-commerce websites, reliable wine recommendations, value pricing, ease of ordering and convenient delivery.

  The Company seeks to comply with myriad applicable laws and regulations which govern the sale of wine on a federal, state and local level. The Company is required by law to operate licensed facilities or otherwise be permitted to sell wine pursuant to rights granted by law to individual consumers in each state in which it operates. Geerlings & Wade opened its first licensed facility in Canton, Massachusetts in 1988. The Company opened additional licensed facilities in Connecticut, New York and Illinois in 1991; Florida, California and New Jersey in 1993; Washington (state) in 1994; Virginia in 1995; Ohio, Minnesota, Colorado and Arizona in 1995; Michigan in 1997; Boston, Massachusetts in 1998; and Texas in February 1999. In February 2000, the Company obtained a permit to sell wine from its North Carolina retail facility and plans to begin selling wine from this location in May 2000. Pursuant to reciprocal rights under certain states' laws, the Company ships wine to consumers in a limited number of additional states, but sales in such states have been relatively insignificant to date. Certain other states now permit direct shipment of wine from out-of-state retailers, so the Company commenced shipping into Nevada in September 1997 and into Louisiana in June 1998. Residents of Alaska, Montana, New Hampshire, North Dakota and Rhode Island also began purchasing wine from the Company's licensed facilities in 1999. The Company's active customers (customers who have made a purchase within the twelve preceding months) have increased 4.7% from approximately 129,000 at December 31, 1998 to approximately 135,000 at December 31, 1999.

COMPANY STRATEGY
-----------------

  Geerlings & Wade, as one of the leading direct marketers and e-tailers of premium wines, seeks to simplify the wine-buying process, educate the wine consumer and develop a loyal and broad customer base. The key elements of the Company's strategy to achieve these objectives include:

  SOURCING QUALITY WINES AND OFFERING VALUE PRICING.   Geerlings & Wade
primarily sources its imported wines directly from producers and negociants (intermediaries or agents to producers in the purchasing process) in the countries of each wine's origin. The Company mainly sources domestic wines through wholesale channels with domestic negociants, certain wineries and wine producers. In the case of both foreign and domestic wines, the Company at times purchases wine from traditional wholesalers. The Company strives to develop new relationships with domestic wine suppliers to improve the quality and selection of wines for its customers and has begun to add a greater assortment of nationally branded wines to its product mix. When choosing non-branded wine, the Company selects only those wines that perform well in blind comparative tastings. The Company promotes value in its selections by offering only those wines the Company believes demonstrate a combination of superior quality and price characteristics. These sourcing and selection techniques combined with an ability to purchase in large quantities and manage the consolidation and transportation of its directly-sourced products, enable Geerlings & Wade to offer premium wines at attractive prices. The Company encourages repeat purchases by customers by providing the highest quality wine it can source at each price point. Geerlings & Wade customers rely on the Company to select and provide high quality wines rather than relying on brand recognition, third party endorsements or ratings of wine. Geerlings & Wade strives to maintain this relationship of trust, which is critical to the success of the Company.

  FACILITATING PURCHASING DECISIONS AND EDUCATING CONSUMERS.   Geerlings & Wade
believes that many consumers who buy wine through traditional retail channels experience difficulty in their purchasing decisions, due to limited personal knowledge of wine and lack of dependable advice at the time of purchase. The Company seeks to eliminate this ''intimidation factor'' and facilitate the wine-buying process by focusing each offering on a relatively small number of wines that either performed well in blind comparative tastings or, in the case of branded wines, are highly rated by third party wine experts. The Company continually provides its customers with information on various wine varietals (grape type), grape-growing regions and vintages, as well as recommendations on the selection, storage and enjoyment of wine. By educating its customers, the Company strives to give them greater confidence in their wine purchasing decisions.

  INCREASING CUSTOMER ACCESS TO PRODUCTS. The Company offers its customers the convenience of ordering products in person or by telephone, facsimile, mail, e-mail, and the Internet, with delivery of each order directly to their home or office as quickly as possible. Since the Company ships from 15 facilities in 15 states as of March 2000, delivery times are relatively short. The Company expects to commence selling from its North Carolina retail facility in May 2000.

  ENHANCING PRODUCTIVITY OF MAILINGS AND E-MAIL.   Geerlings & Wade seeks to
improve the productivity of mailings to its existing customers by analyzing buying histories and tailoring the frequency and content of house mailings. The Company mails promotional offers to potential customers between five and seven times per year to acquire new customers and build the list of repeat customers (the ''house file''). Customers that purchase within the prior 12-month period are counted and referred to as the Company's 12-month buyers. The Company employs techniques designed to enhance response rates to promotional mail, to decrease costs and ultimately to find new customers who will consistently place frequent and high dollar value orders. The Company also sends e-mails to its customers who have provided e-mail addresses offering the same products that are presented in its house mailings and letters from Geerlings & Wade's president and chief executive officer, Jay Essa. The Company encourages its customers to respond to its e-mail by placing orders on its e-commerce sites to reduce fulfillment and marketing costs. The Company plans to further integrate the marketing activities of its direct mail efforts and its Internet offerings to optimize the effectiveness of these two marketing channels.

  APPLYING COMPUTER SYSTEMS TO ENHANCE OPERATIONS. In July 1999, Geerlings & Wade replaced its software system with a software package which was developed by Avexxis Corporation and designed to meet the Company's unique requirements. This software system provides an order entry interface for the Company's telephone sales representatives, electronic order entry over the Internet, inventory management, facilities fulfillment support, purchasing, accounting, marketing analysis and management reporting. All customer orders are entered in the system and accepted and fulfilled at one of 16 retail facilities. The Company depends on its computer systems to efficiently process and account for all transactions.

  EXPANDING E-COMMERCE.   In 1998, the Company purchased Passport Wine Club,
which sells cases of wine and offers continuity programs (through which customers receive monthly shipments of wine) through its e-commerce website topwine.com. In August 1999, the Company launched a redesigned geerwade.com with enhanced functionality including search capabilities, real-time inventory management and shopping cart functionality. Additionally, in November 1999, the Company launched WineBins.com, which has the same features as geerwade.com, but offers national wine brands to customers. Through these websites, Internet revenue reached nearly $2,000,000 in 1999. To acquire more Internet customers, Geerlings & Wade plans to use direct mail promotions, which historically have been the most effective and efficient means by which to acquire new customers.

  EXPANDING IN EXISTING MARKETS.   Geerlings & Wade believes that it has
penetrated its current markets but that opportunities exist to increase sales in these markets to both current and new customers. The Company seeks to increase sales to its current customers by further enhancing customers' appreciation of wine through education, broadening the selection of wine and purchasing options offered and attempting to make buying wine more convenient and less intimidating. The Company seeks to acquire new customers through improvements in the content, quality and circulation management of its mailings to potential customers, through direct-response print advertising and through active encouragement of referrals from existing customers.

  INCREASING E-COMMERCE AND CUSTOMER ACQUISITIONS. The Company plans to further develop and test customer acquisition programs using geerwade.com and topwine.com. The Company has advertised geerwade.com to its existing customers by including promotions in its house mailings, catalogs and e-mails. In the second half of 2000, the Company plans to test certain direct mail campaigns designed to acquire customers willing to make their first purchase online at geerwade.com. The Company will continue to test, on a small scale, other forms of marketing to potential Internet customers to determine which advertising may be cost effective to roll out on a larger scale. The Company also enables visitors to geerwade.com to directly link to the Passport Wine Club's website, topwine.com, if they want to investigate the Company's wine club. The Company also plans to market WineBins.com to its existing geerwade.com customers by linking the sites and promoting WineBins.com in e-mail promotions to all of the Company's customers. In 1999, the Company tested print, radio and online advertising for its WineBins.com e-commerce site and determined from those tests the most effective marketing strategies to attract new customers to its e-
commerce sites.   The Company has also arranged several marketing relationships with other companies doing business on the Internet and plans to continue to find strategic partners that will generate sales and new customers for the Company's e-commerce sites.

  ENTERING NEW MARKETS.   Geerlings & Wade is licensed or otherwise authorized
to sell wine to individual customers in 30 states, comprising approximately 83% of the overall United States market for table wines as of March 2000. The Company entered six of these 30 states in 1999. The Company obtained a retail license to sell wine in Texas in February 1999 and commenced sales in March 1999. In order to satisfy Texas Alcoholic Beverage Laws, the Company created Geerlings & Wade of Texas, Inc., a Texas corporation which sells and delivers wine to Texas customers. The Company commenced selling and shipping wine into residents in Alaska (via the Internet only), Rhode Island and New Hampshire residents in March 1999. New Hampshire and Rhode Island amended their laws to allow shipment of wine from licensed retailers located in other states. Alaska has clarified its laws by permitting the interstate shipment of wines that are ordered over the Internet, but orders made by mail or telephone from out-of-state retailers are prohibited. The Company started selling wine in North Dakota in the fourth quarter of

1999. Montana residents began purchasing wine from the Company's licensed facilities in 1999. The Company is currently evaluating opportunities to obtain licenses in additional states in order to serve a larger customer base, although no assurance can be given that it will be successful in obtaining any additional licenses. Those states representing markets with both high consumption of table wine and a large number of mail-order prospects will be considered, based on the Company's ability to overcome licensing or other regulatory obstacles to serving customers in such states.

COMPANY LITERATURE AND MAILINGS
-------------------------------

  The Company sells wine to individual consumers who are 21 years of age or older mainly through targeted mailings. In addition to describing the distinguishing characteristics of the featured wines, each mailing contains general information intended to broaden the customer's knowledge of wines, wine producers and wine-producing regions, along with the Company's ''tasting notes'' and ratings. The Company's tasting notes and 100-point-scale ratings included with the mailing provide the consumer with detailed information on the subjective and objective qualities of each wine. The tasting notes describe each wine's salient qualities, including color, bouquet and taste characteristics. The Company also recommends foods and recipes to pair with the featured wines and compares the featured wines with nationally branded wines. Geerlings & Wade distributes primarily two types of promotional wine mailings: house mailings to its file of active customers and qualified leads, and acquisition mailings to prospective customers obtained from rented mailing lists.

  HOUSE MAILINGS.   Geerlings & Wade distributes house mailings to customers and qualified leads (those persons who have indicated an interest in being placed on the Company's mailing list but who have not yet purchased Geerlings & Wade products). The marketing department determines the number and timing of house mailings based on such factors as the wines offered, prices, wine ratings, the season and frequency and amount of customer purchases. The Company uses its order management computer system to select and analyze which customers to target and strives to optimize sales, average order value and response rates to mailings in relation to marketing expenses.

  The Company uses four types of house mailings:

     ''Brochure Mailings'' include a four-page brochure, which highlights one or two selected wines from a specific wine making region. These brochures contain detailed descriptions of the wines being offered and information on the region from which they were produced, the vintage and the background of the producer and the quantitative and qualitative results of the tastings from which the featured wines were selected. In addition to the featured wines, these brochures typically offer eight additional wine selections, along with tasting notes and ratings for these wines. Each mailing includes a personalized letter, an order form and a business reply envelope as well. The Company mailed 18 separate brochure mailings to its customers in 1998 and 1999. Not all customers receive each brochure mailing.

     ''Odds & Ends Mailings'' offer a large selection of previously featured wines and some new wines available in limited quantities. These mailings expressly encourage customers to take advantage of what may be their last opportunity to purchase certain wines that they may have previously purchased and enjoyed. The prices of some wines offered through the Odds & Ends mailings are reduced. The Company normally mails one Odds & Ends mailing per quarter.

     Preferred Customer and Membership Mailings.   Geerlings & Wade also creates
  and mails special offers to its members and other customers based on their purchasing records. For example, during the 1999 holiday season, the Company mailed a special Lakeville Carneros Chardonnay offer to members and customers who purchased Chardonnay from Geerlings & Wade in the past or who the Company had reason to believe would likely purchase Chardonnay. These preferred offers, which typically are in the form of letters from Geerlings & Wade's president, generate high responses from customers and enhance the personal touch of the Company's wine-selling service. The Company mailed nine preferred customer mailings in 1998 and increased the number of these mailings to 12 in 1999.

     Special Mailings. In 1999, Geerlings & Wade mailed a special offer to its new customers to encourage repurchases and further familiarize customers with the benefits and services offered by the Company. The Company plans to mail these special offers to its first-time customers on a regular basis. Additionally in 1999, the Company commenced a reactivation program in which it sends special offers to customers who have not purchased for two to three years in an effort to reactivate these older customers. The Company mailed three separate reactivation offers during 1999 and plans to continue this program in 2000.

  ACQUISITION MAILINGS.   The Company's primary method of acquiring new
customers is its acquisition mailing program. A typical acquisition mailing explains the Company's selling concept, describes the particular wine being offered and contains an order form and business reply envelope. Potential customer names are obtained by renting lists with a demographic profile consistent with the Company's existing customers; these lists are repeatedly rented based on favorable historic performance. The Company generally presents prospective customers with an offer to buy six bottles of wine for their first purchase. After the customer purchases from the Company, they are encouraged to
buy a minimum of six bottles per order.   Repeat buyers purchase 1.2 cases per
order on average.

  PRODUCTION.   Most of Geerlings & Wade promotional mailings are created and designed in-house on a desktop publishing system. The in-house creation and design of house and acquisition mailings allow flexibility for editorial changes and result in significant cost and time savings. Printing, production and fulfillment (collating, folding, inserting and mailing) are performed commercially off-site. The Company seeks to reduce creative, printing and mailing costs to maximize the availability of funding for the purpose of acquiring new customers. Mailings generally include a personalized letter, the offering brochure, an order form and a return envelope.

  CATALOGS.   During 1999, Geerlings & Wade mailed one accessory catalog and three separate mailings of wine and accessory catalogs to both prospective and existing customers. Two catalogs were mailed in the first quarter of 1999, and two were mailed in the fourth quarter of 1999. The wine and accessory catalogs featured wines and wine accessories from around the world and offered wine gift samplers to facilitate customer's gift buying needs. The wine accessories catalog, mailed in the first quarter of 1999, offered only wine accessories and was also mailed to customers in states in which the Company is not licensed to deliver wine. In 2000, the Company plans to research the development of its catalog market, test different mailing schedules and sell primarily wine from these promotions. The Company believes there is an opportunity to enhance sales to existing customers and expand its customer base through catalog mailings, but there is no assurance that this marketing vehicle will provide sales growth for the Company.

  PASSPORT WINE CLUB MAILINGS. In July of 1998, the Company acquired Passport Wine Club, which sells much of its wine as part of its various continuity programs. Continuity programs entail delivering monthly shipments of two, four, or six bottles of wine for three, six or 12 months or for an open-ended period until the customer cancels. Passport closely ties its marketing concept to written narratives of trips to the wine growing regions and wineries from which it offers wine. The Company promotes Passport programs through Passport's website topwine.com and through a link from the geerwade.com website to the topwine.com website. The Company also promotes Passport programs to its existing customers by inserting advertising in house mailings and with orders delivered to customers.

MERCHANDISING
-------------

  Geerlings & Wade offers its customers premium imported and domestic wines. Imported wines are sourced primarily from France, Italy, Australia and Chile. The Company also sources a few wines each year from Argentina, New Zealand and Spain. The Company's domestic wines are sourced primarily from California, many of which are sold under private labels, including the Company's own brands:
Glass Ridge, J. Krant Cellars, Hamilton Estates, Alazar Winery, Amsbury Winery, Bryan Woods Winery, Devina Estates, Domaine Paul, Jack Canyon Cellars, Lapis Lazuli Winery & Vineyards, Mariel Winery, Mira Luna, Mischler Estates, San Valencia Winery and St. Carolyne Winery. The Company promotes its best-selling brands and aims to build a long-term merchandising program that creates brand equity for these brands. By reinforcing brand recognition vintage after vintage and by selling quality wines, the Company encourages strong demand for these brands among its customers and strong sales growth for these brands.

  The wines offered by the Company are based on consumption patterns and the Company's prior experience with wines from particular wine-producing regions and varietals. In 1999, approximately 67% of the cases sold by the Company were imported wines and 33% were domestic. The Company's wines are generally sold within the price range of $69 to $1,000 per 12-bottle case, with average case prices of approximately $98.44 in 1999 for repeat customers.

  In 1999, the Company began to offer a limited selection of nationally branded wines to its customers through its house mailings and on its website,
geerwade.com.   In November 1999, the Company launched WineBins.com, which sells nationally branded wines exclusively. These wines are primarily purchased from licensed wholesalers on a state by state basis and are not typically sourced through the Company's traditional methods.

WINE SOURCING AND PURCHASING
----------------------------

  The Company sources imported and domestic wines through a network of producers, negociants, importers and wholesalers. In 1999, the Company sourced a substantial majority of the cases it sold directly from producers or negociants. In addition, nationally branded wines are purchased from licensed wholesalers on a state by state basis.

  The Company's sourcing methods for non-branded wines differ from typical sourcing methods of wine retailers. The Company's sourcing techniques are more typical of a wholesaler/importer in that it actively searches for and identifies wines from producers or negociants. Through its active role in the sourcing decision, the Company makes its own determination as to the quality and price characteristics of the wine it sells, and thereby is assured of its ability to offer its customers wines of quality and value. Following selection and sourcing, the Company purchases both domestic and imported wines from licensed wholesalers located in each state where the Company maintains licensed facilities.

  The Company generally selects wines several months in advance of offering them for sale to coordinate availability, shipping and promotional mailing schedules. Management develops an annual merchandising plan for each wine to be featured in its house mailing brochures. This plan specifies wine varietals, producing region of origin and price point for each of these features. The Merchandising Department then develops and purchases a complementary product mix of seven to nine wines to be offered with each feature. The Company selects most of these wines based on blind comparative tastings of samples judged on overall quality and price characteristics. The Company often tastes over 50 wines prior to selecting a wine feature and currently rates each wine on a 100-point scale. In order to foster movement of inventory, the majority of wine is specifically purchased to meet the Company's promotional mailing schedule. Purchase quantities are based on sales forecasts for the particular promotions in which the wine will be offered.

  SOURCING IMPORTED WINES.   In 1999, the vast majority of imported wines sold
by the Company were sourced directly from the countries of origin. Many European wines are purchased using the services of a consultant to the Company, Mr. Peter Van Hoof, who visits European growers and negociants and administers blind comparative tastings from his office in Rotterdam, The Netherlands. At the Company's headquarters, wine samples, including those submitted by Mr. Van Hoof, are tasted, compared and selected on a blind comparison basis by the Company's Wine Director, Mr. Francis Sanders. Mr. Sanders also compares the samples against widely available, brand name wines.

  SOURCING DOMESTIC WINES.   In 1999, a substantial majority of the Company's
domestic wines were sourced through wholesale channels with domestic negociants and certain wineries and wine producers. The remaining wines, national brands, were purchased from licensed wholesalers. Starting in 1999, Mr. Guy Davis, one of the Company's primary negociants for the United States, began sourcing many of the California wines sold by the Company. Prior to 1999, the Company sourced many of its domestic wines from Grayton, California-based Codera Wine Group, Inc., which continues to source wines for the Company on a limited basis. The domestic negociants and wineries continuously review wines at various stages of production and forward selected samples to the Company. After the Company has selected a particular wine from among the samples forwarded by a sourcing agent, the winery coordinates finish vinification and bottling of the wine under a number of private labels, including the Company's own brands.

  The Company also sources wines directly from various California wineries. As a high-volume purchaser, the Company is directly approached by wineries and wine producers with offers to purchase wine lots of various sizes. These wines are reviewed based on their quality and price characteristics.

  WINES SOURCED BY OTHERS.   Geerlings & Wade also purchases wines that have
been sourced independently for the Company by negociants, importers and wholesalers. Due to the Company's ability to purchase in large quantities, it is frequently approached by importers and wholesalers. Wines forwarded to the Company are reviewed according to the same quality and price standards as other wines sourced by the Company. The Company believes that by maintaining these relationships with quality wine suppliers, it can enhance its opportunity of uncovering wines of high quality that can be sold at attractive prices.

INFORMATION SYSTEMS AND TECHNOLOGY
----------------------------------

  The Company maintains computer-based systems to integrate all major aspects of the Company's business, including order processing and acceptance, facility fulfillment, inventory planning and management, merchandising, customer list and circulation management and analysis, and financial and management reporting. In 1999, the Company selected an integrated order management and direct marketing software package from Avexxis Corporation of Avon, Connecticut. Geerlings & Wade converted from its former software system to the Avexxis system in the third quarter of 1999. This order management computer package replaced the Company's internally designed software system and provides all of the functionality that the former system provided and has enhanced the Company's capability to generate reports and manage its resources and data. The new order management computer system provides telephonic and direct mail order information entry via data processing or entry from electronic submissions over the Internet, licensed facility order acceptance and fulfillment management including inventory control and inventory management, merchandising forecasting and purchasing, links to accounts payable and accounts receivable, and general ledger modules for accounting and marketing analysis and circulation management. This integrated, enterprise-wide software package relies on the Universe database sold by Informix Software, Inc. of Menlo Park, California (formerly Ardent Software).

  The Company's new order management computer system integrates order entry with each of the Company's licensed facilities and provides the online, real-time information processing capabilities necessary for prompt fulfillment and delivery to customers and resolution of customer service issues. Facilities personnel access the system remotely to process customer order information. The names and addresses of individuals who have ordered from the Company or requested inclusion in the Company's mailing list are entered in the Company's database and assigned an ''import number,'' which appears on all customer correspondence and is used to track account activity against each marketing promotion that is sent to a customer. The new system also provides the Company's customer service representatives access to an array of product and customer information during order processing. The Company believes the customer information provided by the system, including tasting notes, purchasing and billing histories, delivery instructions and prospective shipping dates, enhances the quality of service to its customers.

  The order management computer system also provides real-time inventory management. The Company maintains access to running totals of case sales by market, facility inventory and customer delivery logs, all designed to arrange for prompt and convenient delivery to customers. Regulatory requirements have been incorporated into the order management software to allow the Company to manage centrally inventory for each of its licensed facilities.

  The order management computer system continually updates the Company's current database of customer names and purchasing histories to facilitate the maximum productivity of house and acquisition mailings. The system offers data manipulation, which enables the Company to target its marketing programs to specific segments of its customer base. The system also provides extensive reporting capabilities that allow the Company to evaluate the effectiveness of its mailings and assists the Company in its business planning.

  The Company's computerized telephone system allows the Company to monitor the volume of incoming calls, monitor customer service representatives and record other useful information. The system is expandable, permitting the Company to add lines as necessary to increase its customer service capabilities

  The Company's websites, geerwade.com and WineBins.com, allow for interactive queries and order requests from customers. For example, customers can query the web server to obtain real-time information about inventory and their order status. Accepted orders, including regulatory compliance verification data, are electronically entered via the order management computer system and e-mails are sent back to customers notifying them of order receipt. Inventory updates are performed automatically based on order status in the order management system. This e-commerce solution has generated strong customer satisfaction and allows the Company to keep its websites current with minimal cost to the Company. This allows the Company to focus on the website content and on marketing initiatives to increase e-commerce sales.

MARKETING
---------

  The goal of the Company's marketing program is to increase the size of the Company's customer base through acquisition, retention, repurchase, and upsell programs delivered through targeted, high-value marketing communications that offer quality wines at competitive prices. Marketing communications are delivered primarily through the mail, with increasing use of Internet channels. In the fourth quarter of 1999, the Company heavily promoted the WineBins.com website over the Internet, on the radio and through print media. In 2000, the Company plans to continue to develop its direct mail and e-mail marketing campaigns, but scale back significantly on radio, online and print media advertising.

  The Company's ongoing marketing programs are designed to generate information concerning existing and new customers. This information is incorporated into the Company's database and is used to target and acquire new customers, increase the average order value of customer purchases and enhance the Company's customer service capabilities. Increasingly, this data, along with customer purchase behavior and buying preferences, will be leveraged to define differentiated customer contact strategies.

  The Company monitors its progress in attaining its goals by tracking new and existing customer purchase behaviors, customer retention statistics, and individual marketing campaign performance. A primary focus is placed on repurchase behaviors of first- and second-time buyers, high-value customers, and multi-order customers who have not purchased in the last 12 months.

  NEW MARKETING PROGRAMS.   In addition to its present direct mail formats, in
1999 the Company continued testing alternative channels of direct marketing to enhance sales and increase its customer base. These alternatives included promoting a ''wine-of-the-month'' continuity program in which customers or their gift recipients receive two (or four) bottles of wines each month. After purchasing Passport Wine Club in July 1998, the Company merged its continuity business with Passport's continuity programs. The Company promotes continuity programs primarily over the Internet and to its existing customer base. Additionally, the Company is exploring on-line partnering with certain companies in an attempt to advertise over the Internet to these partners' customers. Overall, Company marketing efforts will increasingly seek to enhance the return on program and campaign investments aimed at existing Geerlings & Wade customers.

  E-COMMERCE.   The Company participates in the e-commerce channel by
maintaining several websites through which customers can place order information for wine and wine accessories. Geerwade.com is a vehicle by which customers can learn about the Company, its products and, most importantly, initiate electronic orders for wine and wine accessories. The Company's Passport Wine Club sells monthly subscriptions of wine from its website, topwine.com. Customers can access topwine.com directly or through geerwade.com. In November 1999, the Company launched WineBins.com, from which it offers nationally branded wines at competitive prices. The

Company created this new online store with the intent of attracting wine consumers that prefer nationally branded wines to the Company's traditional privately-sourced wines. While e-commerce is still a growing segment of the retail economy, the Company has attracted new customers to its websites and converted direct mail customers to Internet customers. In 1999, more than 5% of the Company's sales were placed through its websites. In 2000 and beyond the Company plans to promote the sales growth through its Internet websites and attract customers seeking to purchase wine through the Internet. The Company intends to continue developing this interactive channel by expanding the number of its wine and wine accessories available through its websites. In addition, the Company plans to test new products and promotions on all of its websites and update website content and functionality. In the fourth quarter of 1999, the Company became affiliated with Starbucks Corporation and the companies agreed to cross-promote each other's products through their respective websites. The Company seeks to arrange other affiliations with e-tailers to promote the awareness of the Company and generate additional Internet sales. Subject to regulatory compliance, in 2000, the Company plans to launch a live, "in-person" wine auction service in a joint venture with Greg Manning Auctions, Inc. (Nasdaq: GMAI) which will auction wine over a co-branded Internet wine auction site. Finally, the Company plans to develop and test direct mail campaigns aimed at acquiring customers who will make their first and follow-on purchases through any of the Company's websites.

  MEMBERSHIP.   To increase customer loyalty, Geerlings & Wade offers customers the opportunity to purchase one- or three-year memberships. The Company offers memberships in all states in which it operates where such offers are legally permissible. Members receive a personalized membership card, are uniquely maintained on mailing lists, and realize savings on each case of wine purchased during the term of the membership. In order to comply with regulatory restrictions in Massachusetts, the Company offers its members free delivery on their 12-bottle case purchases. On occasion, the membership program has generated regulatory scrutiny, and there is no assurance that the Company will be able to continue its membership programs in their current forms in existing jurisdictions or those jurisdictions in which the Company may become licensed in the future. As of December 31, 1999, the Company had approximately 47,500 members.

CUSTOMER SERVICE
----------------

  Customers can make purchases in person at the Company's licensed facilities or send the Company order information by e-mail, mail, telephone (1-800-782-WINE) and facsimile (1-800-FAX-8466) and through the Internet (geerwade.com, WineBins.com and topwine.com). The Company accepts orders and makes sales in accordance with applicable law. Sales are consummated in the appropriate Company licensed facility. The Company's customer service representatives assist customers in purchasing decisions, process product orders and respond to customer inquiries on wine information, pricing and availability. The customer service group responds to approximately 1,000 telephone calls each day on average. Through the Company's on-line systems, customer service representatives can quickly access a customer's complete transaction history, including all prior purchases, payment and delivery information. When processing orders, customer service representatives have complete listings of all available products, as well as tasting notes and ratings. When the offices of the Company are closed, customers may leave orders on a voice messaging system. The Company accepts the return of unopened bottles from dissatisfied customers and credits a customer for all returns where permitted by law. Returns and credits were approximately 2% of net sales for 1997 and 1998 and 1% of net sales for 1999.

COMPETITION
-----------

  The retail wine business is highly competitive. The Company competes with supermarkets, wine specialty stores, retail liquor stores, wine merchants who advertise delivery of products in specialty publications, and an increasing number of companies specializing in direct retail marketing of wine through the Internet and other channels. Many of these competitors have significantly greater resources than the Company and sell mostly branded products, many of which are not offered by the Company.

  The Company believes that by providing quality wines at competitive prices as well as by providing a high level of service, the ability to source wines directly from producers and the convenience of direct delivery, it can achieve a competitive advantage over supermarkets, retail liquor stores, wine specialty stores and other wine merchants. The Company believes that it has achieved a competitive advantage over current direct delivery or direct marketing competitors and potential new entrants by successfully obtaining retail licenses in each of its markets, being an early entrant in many of its markets, capitalizing on computer technology in the management of its operations and its direct marketing programs and creating a loyal customer base. However, there can be no assurance that the Company will be able to continue to compete effectively against existing or new competitors.

COMPANY OPERATIONS WITHIN REGULATORY FRAMEWORK
----------------------------------------------

  REGULATORY FRAMEWORK.   The alcoholic beverage industry is highly regulated
and subject to change. Extensive and complex regulation at the federal and state levels has resulted in what is known as the ''three-tier licensing system.'' At the first tier are wine makers, manufacturers, and importers who are licensed to sell wine to the second tier, licensed wholesalers. Wholesalers in turn supply the third tier, licensed retailers, who ultimately sell wine to the public for personal use and not for resale. Each tier is subject to various restrictions on its activities. Geerlings & Wade operates in the third tier. In virtually all states, retailers are granted a license that enables them to sell products solely to consumers within that state. A small number of states allow interstate sales to those states having reciprocal licensing arrangements. The Company is permitted from its California or Illinois facilities to sell and ship to consumers in Idaho, New Mexico, Missouri and West Virginia under these states' ''reciprocal shipment'' laws. In addition, without obtaining additional facilities, the Company is permitted to sell and/or ship into Alaska, Iowa, Louisiana, Nebraska, Nevada, New Hampshire, North Dakota, Oregon and Rhode Island. Montana residents purchase wine under Montana's personal importation laws from the Company's licensed facilities. Sales to consumers in Alaska, Missouri and West Virginia to date have been relatively insignificant because of regulatory restrictions asserted against direct marketing and consumer advertising in those states.

  Regulatory restrictions prohibit a retailer with licensed facilities in multiple states from transferring inventories between its facilities. In order to acquire and maintain a retail license to sell within a particular state, a retailer must have a physical presence (for example, own or lease a warehouse or other licensed facility) in that state. A retailer engaged in direct marketing is further limited in its ability to sell alcoholic beverages by restrictions imposed by various state laws on the method of delivery to consumers. For example, United Parcel Service (UPS) is not licensed to provide intrastate delivery of alcoholic beverages sold by the Company in Connecticut, Florida, Massachusetts, New Jersey or Colorado. In 1999, UPS stopped delivering wine for the Company in Nevada, Florida and Connecticut, and the Company began to use higher cost third party couriers in these states. In addition, some states, including Alabama, South Carolina, Tennessee and Georgia prohibit the retail delivery of alcoholic beverages altogether. Accordingly, the Company delivers its own products in New Jersey and most of its orders in Massachusetts and contracts with licensed, local couriers in Alaska, Arizona, Colorado, Connecticut, Florida, Minnesota, Nevada, New Hampshire, North Dakota and Texas to deliver orders to the Company's customers. In Massachusetts, the Company also contracts with local couriers to deliver some orders to its customers.

  COMPANY LICENSING AND REGULATORY MATTERS.   As of December 31, 1999 the
Company held retail licenses in the 15 states where it maintains 16 licensed facilities, which are typically renewed on a yearly basis. As most of the states where the Company is licensed have legal barriers against the Company also engaging in licensed wholesaler activities in that or any other states, the Company holds only retail licenses. All domestic and imported inventories are sold and delivered by independent licensed wholesalers directly to each of the Company's licensed facilities. Because of the relatively unique nature of the Company's mail order and Internet operations within this regulatory framework, the Company occasionally receives inquiries from state regulators regarding its business practices. To date, such inquiries made during or prior to 1999 have not resulted in any actions by any such regulators that would have a material effect on the Company's business. The Company believes that it is in compliance in all material respects with all applicable licensing and other governmental regulations and that any failure in the past to comply with such regulations has not had, and is not expected to have, a material adverse impact on the Company's business.

  CUSTOMER ORDER PROCESSING AND DELIVERY.   All customer order information is
processed centrally in Canton, Massachusetts and forwarded to an appropriate licensed facility for acceptance and fulfillment. The Company manages the process of ordering, order fulfillment and accounting for its inventory with its computerized order management system, through which the Company has real-time access to running totals of case sales by state, facility inventory, in-transit wine purchases and customer deliveries, all designed to arrange for prompt delivery of wine to customers. The Company's software also ensures that customer orders are processed for acceptance by the proper licensed facility.

  The Company's facilities maintain regular hours and sales are made to customers who visit licensed facilities. However, most of the Company's sales are made through home or office delivery. The Company ships wine directly to a customer from its licensed facility located in the state in which the customer resides (except with respect to those states to which the Company is authorized to ship from out-of-state licensed facilities, such as from California to the Company's Nevada customers). An adult's signature is required for deliveries of wine in all states, and in all states where required and in general, customer payments are received prior to the delivery of product.

  In Massachusetts and in New Jersey, where UPS is not currently licensed to provide delivery of alcoholic beverages for retailers, the Company uses its own licensed vehicles and delivery personnel to make deliveries. The Company coordinates these deliveries from its Massachusetts headquarters, placing each order as it is received into a delivery route. The Company has established delivery routes covering each state and, depending on the frequency and concentration of orders, services each route at least once a week. In certain circumstances, if a customer requires more prompt delivery, the order will be placed in an alternate route for delivery on an earlier day. The drivers in the course of their normal routes perform pickup of returns. In Massachusetts, third party couriers deliver wine for some of the Company's more distant routes.

  Orders from customers in the states into which UPS or other delivery companies are permitted to ship wine are transmitted on the day they are received to the appropriate licensed facility. Orders are packed into specially designed shipping containers and picked up by the delivery company daily. Most of these orders are shipped within 48 hours of receipt. Returns are picked up by the delivery company pursuant to issuance of a delivery company call tag request by a Company customer service representative and returned to the appropriate licensed facility.

SALES OR USE TAX
----------------

  The Company presently collects sales tax in each of the states in which it operates a facility and which apply a sales tax to the sale of wine and wine accessories. These states are Arizona, California, Colorado, Connecticut, Florida, Illinois, Michigan, Minnesota, New York, New Jersey, Ohio, Texas, Virginia and Washington. Massachusetts does not impose sales tax on wine but does so on wine accessories. The Company collects and remits sales tax on accessory sales in states in which it has nexus based on it operating a facility in such state. The Company plans to collect and remit sales tax for taxable sales made in North Carolina once the Company begins selling in that state. Additionally, certain states have enacted legislation permitting the delivery of wine to residents of their states by licensed, out-of-state shippers on the condition that certain sales, wine excise and/or other taxes are imposed on the customer and remitted to the state by the shipper and/or the customer. These states include Louisiana, Nevada, New Hampshire and Rhode Island. Since 1993, the Company has shipped wine to Idaho, Missouri, New Mexico, Oregon and West Virginia under ''reciprocity laws'' without collecting a sales or use tax or notifying consumers that a use tax payment may be required. Also, the Company does not impose or collect sales tax on orders shipped to Alaska, Iowa, Montana, Nebraska, and North Dakota. Various states have attempted to impose on direct marketers the burden of collecting use taxes on the sale of products shipped to state residents. In 1992, the United States Supreme Court affirmed that it is unconstitutional for a state to impose use tax collection obligations on an out-of-state mail order company whose only contacts with the state are the distribution of advertising materials through the mail and subsequent delivery of purchased goods by parcel post and interstate common carriers. However, this decision acknowledged that Congress has the authority to enact legislation authorizing states to impose such obligations. Legislation is introduced from time to time in Congress which would authorize collection of certain state and local taxes with respect to mail order sales, delivery and use of tangible personal property. The Company cannot predict whether or when legislation of this type will be enacted. Given the Company's ability to collect sales tax in the jurisdictions indicated above, the Company does not believe the collection of use taxes would present an undue burden upon the Company in the event that it were determined that the Company was obligated to collect such taxes, and would have no significant impact on the administrative expenses of the Company or the prices charged to customers.

TRADEMARKS
----------

  The following are registered trademarks or service marks of the Company:
Geerlings & Wade Personal Wine Service, J. Krant Cellars, Glass Ridge, Alazar Winery, Amsbury Winery, Lapis Lazuli Winery & Vineyards, St. Carolyne Winery, San Valencia Winery, Mariel Winery, Jack Canyon Cellars, Bryan Woods Winery, Mischler Estates, Hamilton Estates, Mira Luna, International Beer and Ale Society, Devina Estates, Domaine Paul, Expeditions and Vintage Impressions Plus. The Company has filed trademark or service mark applications with the United States Patent and Trademark Office for the following names: Vintage Rewards, Bestwinebuys.com, Brava Terra, Winefirst.com, Redbrick Cellars, WineBins.com and WineBins.com Wine Redefined. The Company believes that its trademarks or service marks have significant value and are an important factor in the marketing of its products and the development of house brands.

EMPLOYEES
---------

  As of December 31, 1999, the Company employed a total of 70 individuals on a full-time basis. The Company also uses part-time and contract employees on a regular basis at each of its licensed facilities and at its corporate headquarters.

ITEM 2:   PROPERTIES

  As of December 31, 1999, Geerlings & Wade operated 16 licensed facilities located in 15 states. The Company leases all of these facilities. Each facility is centrally located with easy access to major routes for delivery efficiencies. The Company obtained a license to sell wine from its North Carolina facility in February 2000 and plans to commence selling wine to North Carolina customers in the second quarter of 2000. The addition of North Carolina brings the total number of retail, licensed facilities for the Company to 17.

                                                                                       Approximate
                                                                                       -----------
                         FACILITY                                 LOCATION           SQUARE FOOTAGE    EXPIRATION
                         --------                                 --------           --------------    ----------
Executive offices, customer service and licensed facility.....   Canton, MA              32,000           2005
Licensed facility ............................................   Carmel, NY              10,000           2003
Licensed facility ............................................   Somers, CT               4,500           2001
Licensed facility ............................................   Waukegan, IL             9,600           2001
Licensed facility ............................................   Tampa, FL               10,000           2000
Licensed facility ............................................   South River, NJ          4,000              *
Licensed facility ............................................   Petaluma, CA            10,900           2004
Licensed facility ............................................   Kent, WA                 5,000           2000
Licensed facility ............................................   Chantilly, VA            4,800           2002
Licensed facility ............................................   Miamisburg, OH           5,900           2001
Licensed facility ............................................   Denver, CO               6,800           2001
Licensed facility ............................................   Tempe, AZ                6,600           2001
Licensed facility ............................................   Bloomington, MN          4,700           2001
Licensed facility ............................................   Ann Arbor, MI            5,300           2002
Licensed facility ............................................   Boston, MA               1,400           2001
Licensed facility ............................................   Stafford, TX             5,700           2001
Licensed facility ............................................   Greensboro, NC           7,000           2005

* The Company presently rents the facility on a month-to-month basis and intends to do so for the foreseeable future.

  The Company believes that its facilities are adequate for its current needs and that suitable additional space will be available as needed.

ITEM 3:   LEGAL  PROCEEDINGS

  In the ordinary course of business, the Company normally both asserts claims and defends claims asserted by others against it. The Company believes that its obligations, if any, with respect to all of such claims would have no material adverse effect on the results of operation or financial position of the Company.

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  On December 8, 1999, a special meeting of stockholders was held for the purpose of voting on a proposal to approve and adopt an Agreement and Plan of Merger among Geerlings & Wade, Liquid Acquisition Corp. and Liquid Holdings Inc. The Agreement and Plan of Merger provided for a cash merger in which Geerlings & Wade's stockholders would receive $10 in cash per share in exchange for their common stock. The proposal was approved at this special meeting where 2,880,281 votes were cast for the proposal, 58,706 votes were cast against the proposal, and there were 2,800 abstentions.

  On February 22, 2000, the Agreement and Plan of Merger automatically terminated because the financing needed by Liquid Holdings was not obtained.

                                     PART II

Item 5:   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's common stock trades on The NASDAQ Stock Market(R) under the symbol GEER. The following table sets forth, for the periods indicated, the high and low per share sales prices for the common stock as reported on Nasdaq.

                                                             1998                        1999
                                                  --------------------------  ---------------------------
                                                      High          Low           High           Low
                                                  ------------  ------------  ------------  -------------
  First Quarter.............................        $ 5.38         $4.00         $9.09          $4.00
  Second Quarter............................          6.44          4.00          8.25           4.63
  Third Quarter.............................          4.81          2.88          9.00           5.50
  Fourth Quarter............................         12.81          2.69          9.63           5.69

  Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions.

  As of March 28, 2000, there were approximately 130 holders of record of the Company's common stock. Cede & Co., a nominee of the Depository Trust Company ("DTC"), owned of record 2,306,409 shares of the Company's common stock, or approximately 60%. DTC is a securities depository for brokers, dealers and other institutional investors. Securities are deposited with the DTC for the purposes of permitting book entry transfers of securities among such investors. The Company does not know the names of beneficial owners of shares that have been deposited at the DTC.

  The Company's capital stock consists of 10,000,000 authorized shares of common stock, par value $.01 per share, of which, as of March 28, 2000, 3,855,940 shares were issued and outstanding; and 1,000,000 authorized shares of preferred stock, par value $.01 per share, of which, as of March 28, 2000, no shares were issued and outstanding.

  The Company has never declared a cash dividend on its common stock. The Board of Directors of the Company has no present intention to pay dividends on common stock and does not anticipate doing so within the next several years. It is the present policy of the Company to retain earnings, if any, to provide for growth and working capital needs.

ITEM 6:   SELECTED FINANCIAL DATA

  The following selected financial data is qualified by reference to, and should be read in conjunction with, the financial statements, including the notes thereto, and ''Management's Discussion and Analysis of Financial Condition and Results of Operations'' included elsewhere in this report.

                                                                        Years Ended December 31,
                                                     --------------------------------------------------------------
                                                      1995          1996          1997          1998        1999
                                                    --------      --------      --------      --------     --------
                                                                (in thousands, except per share data)
Statements of operations data:
Sales .........................................     $ 29,718      $ 31,501      $ 33,701       $34,774      $36,866
Cost of sales .................................       16,138        17,188        18,185        18,160       18,940
                                                    --------      --------      --------      --------     --------
       Gross profit ...........................       13,580        14,313        15,516        16,614       17,926
Selling, general and administrative expenses ..       14,690        14,426        14,066        14,860       18,581
Merger related expenses .......................         --            --            --            --            825
                                                    --------      --------      --------      --------     --------
       Income (loss) from operations ..........       (1,110)         (113)        1,450         1,754       (1,480)
Loss on disposal of fixed asset ...............         --            --            --            --             59
                                                    --------      --------      --------      --------     --------
Interest income (expense), net ................          (37)         (257)          (23)           10           45
                                                    --------      --------      --------      --------     --------
       Income (loss) before income taxes ......       (1,147)         (370)        1,427         1,764       (1,494)
Provision (benefit) for income taxes ..........         (470)         (152)          604           751         --
                                                    --------      --------      --------      --------     --------
       Net income (loss) ......................     $   (677)     $   (218)     $    823       $ 1,013      $(1,494)
                                                    ========      ========      ========      ========     ========
Net income (loss) per share
      Basic ...................................     $  (0.18)     $  (0.06)     $   0.22       $  0.27     $  (0.39)
                                                    ========      ========      ========       =======     ========
      Diluted .................................     $  (0.18)     $  (0.06)     $   0.22       $  0.27     $  (0.39)
                                                    ========      ========      ========       =======     ========
Weighted average common shares outstanding
      Basic ...................................        3,755         3,776         3,780         3,786        3,843
      Diluted .................................        3,755         3,776         3,796         3,801        3,843



                                                                          As of December 31,
                                                                          ------------------
                                                      1995          1996         1997           1998         1999
                                                    --------      --------      --------      --------     --------
                                                                       (in thousands)
Balance sheet data:
Working capital ...............................      $ 8,694      $ 8,045       $ 9,303       $ 9,977      $10,054
Total assets ..................................       16,717       12,952        16,124        17,205       17,755
Total stockholders' equity ....................        9,733        9,526        10,362        11,405       10,227

   No cash dividends have been declared per common share for each year shown.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion and analysis of the Company's financial condition contains forward-looking statements, including statements about the Company's earnings, expenses, strategies and objectives. Any such statements are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those discussed in such forward-looking statements. Prospective information is based on management's then current expectations or forecasts. Such information is subject to the risk that such expectations or forecasts, or the assumptions underlying such expectations or forecast, become inaccurate. Factors that could affect the Company's actual results and could cause such results to differ materially from those contained in forward-looking statements made by or on behalf of the Company include, but are not limited to, those discussed below under the heading "Risk Factors That May Affect Future Results," other one-time events and other important factors disclosed previously and from time to time disclosed in the Company's other filings with the Securities and Exchange Commission.

Results of Operations
---------------------

  The following tables set forth the percentage which certain items in the Company's statements of income for the periods indicated bear to total sales and the Company's sales by market for the periods indicated:

                                                                  Years Ended December 31,
                                                 ----------------------------------------------------------
                                                    1995        1996         1997         1998        1999
                                                    ----        ----         ----         ----        ----
Sales .........................................    100.0%      100.0%       100.0%       100.0%      100.0%
Cost of sales .................................     54.3        54.6         54.0         52.2        51.4
Gross profit ..................................     45.7        45.4         46.0         47.8        48.6
Selling, general and administrative expenses ..     49.4        45.8         41.7         42.7        50.4
Merger related expenses .......................       --          --           --           --         2.2
Income (loss) from operations .................     (3.7)       (0.4)         4.3          5.1        (4.0)
Loss on disposal of fixed asset ...............       --          --           --           --         0.2
Interest (expense) income, net ................     (0.2)       (0.8)        (0.1)          --         0.1
Income (loss) before income taxes .............     (3.9)       (1.2)         4.2          5.1        (4.1)
Provision (benefit) for income taxes ..........     (1.6)       (0.5)         1.8          2.2          --
Net income (loss) .............................     (2.3)       (0.7)         2.4          2.9        (4.1)

                                                                   Years Ended December 31,
                                                 -----------------------------------------------------------
Market                                              1995        1996          1997         1998       1999
------                                           ----------   ---------    ----------    --------   --------
                                                                       (in thousands)
Massachusetts(1) ..............................  $ 5,970     $ 5,685      $ 6,310      $ 5,960     $ 6,553
Connecticut (2) ...............................    2,246       2,186        2,025        2,079       2,257
New York ......................................    5,297       5,078        4,929        5,061       5,065
Illinois(2) ...................................    2,418       2,563        2,702        2,805       2,939
Florida .......................................    2,679       2,810        3,066        3,194       3,413
California(2) .................................    3,541       3,466        3,530        3,833       3,943
New Jersey ....................................    3,795       3,637        3,658        3,559       3,634
Washington ....................................      884       1,017        1,093        1,049       1,043
Virginia (January 1995) .......................    1,398       1,707        1,963        1,996       1,889
Ohio (April 1995) .............................    1,123       2,017        2,401        2,566       2,622
Minnesota (July 1995) (2) .....................      134         338          413          436         494
Colorado (July 1995) ..........................      151         566          713          718         769
Arizona (September 1995) ......................       82         431          542          601         639
Michigan (June 1997) ..........................       --          --          356          917       1,126
Texas (March 1999) ............................                                                        480
                             ..................                                                      -----
  Totals.......................................  $29,718     $31,501      $33,701      $34,774     $36,866
                                                 =======     =======      =======      =======     =======

---------------
(1) Includes sales from catalog accessories and from the Newbury Street, Boston store.
(2) Includes authorized sales into additional states.

YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------

   Sales. The Company's revenues are derived from the sale of wine, wine-related accessories and memberships. In 1999, sales increased $2,092,000 or 6.0%, from $34,774,000 in 1998 to $36,866,000 in 1999. From 1997 to 1998, sales increased by $1,072,000, or 3.2%, from $33,701,000 in 1997. As a result of Geerlings &
Wade's focus on the Internet during 1999, a major contributor to 1999 sales growth were sales through the Company's websites. Internet sales accounted for 5.3% of Geerlings & Wade's 1999 revenues compared to only 0.7% in 1998, the year that the Company began selling wine through online ordering via its website. In addition, the Company was able to grow its revenue from catalog sales during 1999, generating sales of $3,146,000 from its 1999 catalogs, a 39% increase over sales of $2,256,000 from its 1998 catalogs. 1997 catalogs generated sales of $1,498,000. Sales from the Passport Wine Club and the Newbury Street store in Boston increased, as 1999 was the first full year of operation for both. Sales from house mailings increased marginally in 1999 as compared to 1998. In 1998, sales from house mailings fell marginally from 1997. Sales from acquisition mailings fell $512,000 in 1999 as compared to 1998. This was due to lower circulation of acquisition mailings in 1999 and to weaker response rates to these mailings in the first half of 1999 compared to 1998. Sales from acquisition mailings increased $735,000 between 1997 and 1998.

  The number of cases sold by the Company increased by 27,929, or 8.3%, from 336,695 cases in 1998 to 364,624 cases in 1999. From 1997 to 1998, the number of cases sold increased by 15,300 from 321,395, a 4.8%
increase. The average number of cases purchased per customer increased from 2.61 cases per year in 1998 to 2.70 cases per year in 1999. In large part, the increase in 1999 in the average, annual number of cases purchased was a result of fewer sales in 1999 to first time buyers, who generally buy less than one case at the time of their first purchase. Conversely, the decrease in the average number of cases purchased in 1998 from 2.91 cases per year in 1997 to
2.61 cases per year in 1998 was due to the fact that there was an increase in first-time buyers in 1998. While the average, annual number of cases purchased per customer increased from 1998 to 1999, the average, annual number of cases purchased by repeat buyers decreased 20.1% from 1998 to 1999, from 4.66 cases per repeat buyer in 1998 to 3.72 cases in 1999. In 1997, repeat buyers annually purchased an average of 4.35 cases each.

  All markets except New York, Virginia and Washington reflected sales growth between 1998 and 1999. Comparative sales between 1998 and 1999 were flat in New York and down 5% for Virginia and 1% for Washington. Between 1997 and 1998, sales decreased in Massachusetts (5%), New Jersey (3%) and Washington (4%).

  Sales from memberships and wine-related accessories were 3.8%, 3.3% and 4.1% of overall revenues in 1997, 1998 and 1999, respectively.

  GROSS PROFIT. Gross profit has continued to grow. In 1999, gross profit increased $1,312,000, or 7.9%, from $16,614,000 in 1998 to $17,926,000 in 1999.
From 1997 to 1998, gross profit increased as well: from $15,517,000 in 1997, a change of 7.1%. During these periods, gross profit as a percentage of sales increased from 46.0% in 1997 to 47.8% in 1998 to 48.6% in 1999. In both 1998 and 1999, the increase in gross profit resulted from improved purchasing by the Company. In addition, in 1999, the Company was able to take advantage of favorable changes in foreign currency exchange rates, which also increased gross profits. Gross profits for all sales per case (12 bottles) of wine sold decreased $0.18 per case during 1999 to $49.16 per case from $49.34 per case in 1998. In 1997, the gross profit per case was $48.28. The Company hopes to improve gross margin as a percentage of sales by improving purchasing in 1999 but can make no guarantee that it will achieve this goal.

  The average case price for cases sold by the Company decreased from $100.44 in 1997 to $99.64 in 1998, a 0.8% decrease, and then to $96.55 in 1999, a 3.1%
decrease. The decrease in case price between 1998 and 1999 is due to lower average prices of about 5% for wines sold to existing customers, attributable primarily to a shift in product mix offered by the Company and to more price mark downs for wines offered in the Odds & Ends mailings from 1999 to 1998.
From 1997 to 1998, the decrease primarily resulted from increased sales to first-time customers who buy wines at a lower price point. The Company does not believe that it will need to lower prices further to compete in the market place. However, this does not preclude price adjustments that may be necessary to track price trends in the marketplace precipitated by market factors such as a drop in the price of wine from suppliers or major changes in foreign currency exchange rates. In 1999, Geerlings & Wade continued discounting selected products to reduce inventory and maintain a manageable number of stock keeping units.

  There are several factors which cause the Company's gross margins to vary. In general, the Company sells its more expensive wines at a lower gross margin percentage than its less expensive wines. Consequently, the Company's gross profit as a percentage of sales diminishes if the average price point of the Company's product mix increases. The Company seeks to manage its gross profit through management of the average price point of its wines and overall product mix. However, depending on the number of factors, including the number of new customers generated by acquisition mailings and other marketing programs under development and the addition of more nationally branded wines to the product mix, the gross margin will continue to fluctuate. On the one hand, the price point for purchases by new customers is normally under the Company's average price point; therefore, increased orders by new customers lowers the average price point for the Company. On the other hand, however, nationally branded wines sold on WineBins.com and from the house mailing brochures are sold at gross margins which are significantly lower than the average gross margins for the Company's privately sourced wine. Therefore, a significant sales increase in nationally branded wines will cause the Company's average gross margin to decrease.

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased from $14,860,000 in 1998 to $18,581,000 in 1999, or 25.0%. From 1997 to 1998, however, selling, general and administrative expenses increased only 5.6%, from $14,066,000 to $14,860,000. As a percentage of sales, selling, general and administrative expenses equaled 50.4% in 1999, 42.7% in 1998 and 41.7% in 1997. Marketing expenses, which are referred to as advertising costs in the financial statement footnotes, were the largest contributor to the increased expenses. Marketing costs increased $1,891,000 or 36%, from $5,238,000 in 1998 to $7,129,000 in 1999. From 1997 to
1998, marketing expenses increased 10.1%, from $4,756,000 in 1997. As a percentage of sales, marketing expense was 19.3% of sales in 1999 compared to 15.1% of sales in 1998. In 1997, marketing expense represented 14.1% of sales.

  The majority of the increase in marketing expenses resulted from spending approximately $1,000,000 for advertising to promote Geerlings & Wade's Internet sites, particularly in connection with the November 1999 launch of the WineBins.com site. In 1998, the first year the Company had a website through which customers could enter order information, the Company spent only $27,000 to promote its Internet site.

  In addition, increases in the circulation of house mailings, catalogs and acquisition mailings contributed equally to the remaining marketing expense increase for 1999. In 1999, the Company sent approximately 4,346,000 house mailings, including, in the second half of 1999, to customers who had not purchased within the past two to three years. This represented an increase of about 33.8% over the 3,246,000 pieces mailed in 1998. Also in 1999, the Company mailed approximately 3,726,000 brochures and Odds & Ends mailings, an increase of about 24.7% over the 2,989,000 pieces mailed in 1998. In 1997, the Company mailed approximately 2,947,000 house mailings and 2,885,000 brochures and Odds & Ends mailings. The Company's decision to mail to its inactive customers in 1999 was driven both by the desire to reactivate these customers and to advertise the opportunity to purchase wine through the Internet at geerwade.com. Although responses rates to mailings to inactive customers decline as the Company mails to customers who have not purchased for increasingly longer periods, the Company mails to its inactive customers to the extent that the cost to reactivate them as purchasers on average equals the cost to acquire a new customer. In this way, the Company is able to optimize the return of the marketing dollars devoted to customer acquisition. Following the Company's decision in the second quarter of 1999 to standardize the wines it sells in each state, the Company has been able to standardize its customer mailings and anticipates that it will save significant per unit printing expenses in 2000 as a result.

  The Company also anticipates that its marketing expenses in connection with its e-commerce sites will be significantly lower in 2000 than in 1999. The Company plans to acquire new customers in 2000 through its traditional acquisition mailings. However, in an effort to also reduce the cost of circulating the Company's house mailings and catalogs, the Company plans to convert as many new customers as possible to Internet purchasers so that the Company is able to communicate with them and the existing Internet customers via e-mail advertising campaigns rather than through mailings. The Company plans to further develop its catalogs devoted primarily to wine, which were first mailed in the holiday season of 1998 and delivered encouraging sales results. In 2000, Geerlings & Wade plans to mail 22 brochures, Odds & Ends mailings and the holiday catalog to its active customers.

  Selling, general and administrative costs are also impacted by the Company's need to comply with laws and regulations related to the retail sale of wine. In 1999, the Company operated from 16 licensed facilities in 15 separate states. Operating these separate locations forces the Company to incur unusually high overhead expenses as a percentage of sales. Additional lease expenses were incurred as a result of operating the Michigan and Texas facilities and the Boston, MA retail store for their first full years and consolidating the Company's San Jose, California facility with Passport Wine's Novato, California facility at a new location in Petaluma, California. In 1999, the Company also absorbed increased staffing expenses as a result of hiring personnel to develop and operate Geerlings & Wade's e-commerce sites; staffing the new Texas facility; hiring additional call center personnel to deal with increased sales, particularly during the fourth quarter; and devoting personnel to oversee and facilitate the integration of the Company's new computerized order management system.

  Increased delivery expenses in 1999 also contributed to the growth in the selling, general and administrative expenses. In 1999, UPS notified the Company that it would no longer be able to deliver packages containing alcoholic beverages in the states of Connecticut, Florida and Nevada. As a result, the Company uses non-UPS couriers in each of these states and in Texas, which is also outside of UPS's delivery area for packages containing alcoholic beverages. In 2000, the Company plans to devote considerable efforts to an attempt to lower delivery expenses.

  MERGER RELATED EXPENSES. Geerlings & Wade entered into a merger agreement (the "Merger Agreement") with Liquid Holdings, Inc. and its wholly-owned subsidiary, Liquid Acquisition Corp., in September 1999, pursuant to which Liquid Holdings agreed to acquire all the outstanding shares of common stock of the Company for $10 per share. The merger agreement, however, terminated pursuant to its terms in February 2000 because the financing needed by Liquid Holdings was not obtained. At the time of the Merger Agreement, Liquid Holdings paid the Company a $1,250,000 fee which was refundable under certain limited circumstances. Under the terms of the Merger Agreement, this fee could be used by the Company for general corporate purposes. Upon the termination of the Merger Agreement in February 2000, the Company recorded the $1,250,000 fee as other income in the first quarter of 2000.

  INTEREST INCOME (EXPENSE). In 1999, the Company incurred no interest expense since it did not draw on its line of credit with BankBoston, N.A. (which terminated in July 1999). In 1998, the Company's interest expense was $21,000 and in 1997 the Company's interest expense was $45,000. Interest income in 1999 increased by $14,000 to $45,000 from $31,000 in 1998. Interest income in 1997 was $21,000. The net effect is that Geerlings & Wade had net interest income of $45,000 in 1999 and $10,000 in 1998 and net interest expense of $24,000 in 1997.
Therefore, a higher average cash balance was available in 1999 for investing.

  PROVISION FOR INCOME TAXES. The Company provided for income taxes of 42% in 1997 and 42.5% in 1998. Although the Company incurred a net loss in 1999, the Company decided not to book a benefit in 1999 due to the uncertainty regarding the ultimate realization of the related deferred tax asset.

  NET (LOSS) INCOME. Despite the Company's increase in sales, the Company recognized a net loss of $1,494,000 in 1999 after earning net income of $1,013,000 in 1998 and $823,000 in 1997. This reduction in income resulted from major investments in e-commerce technology and advertising, higher operating expenses and expenses related to entering into a merger agreement with Liquid Holdings, Inc. in September 1999.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

  In 1999, the Company's primary capital needs were for funding the marketing expenses in connection with advertising the Company's e-commerce websites and acquisition mailings, purchases of software and hardware, Internet site development and purchases of inventory to support sales growth and the Company's increasingly varied product offerings. As of December 31, 1999, the Company had cash and cash equivalents totaling $2,625,000, compared to $4,290,000 as of December 31, 1998.

  In the first half of 1999, the Company did not borrow under its revolving discretionary demand line of credit with BankBoston, N.A. This line expired on July 31, 1999. The Company has received a commitment from a bank to provide a line of credit and expects to complete documentation for this line of credit in April 2000. The proposed line of credit provides for a maximum principal amount equal to the lesser of 50% of qualifying inventory or $5.0 million, bears interest at the prime rate and will be collateralized by substantially all of the assets of the Company. The Company will be required to comply with certain financial covenants as part of the terms and conditions of the line of credit.

  In 1999, the Company used $2,450,000 in cash from operating activities compared to generating $5,396,000 in 1998. The cash used in operating activities in 1999 resulted primarily from a net loss of $1,494,000; an increase in accounts receivable of $785,000, the majority of which represented a receivable from one vendor which the Company collected after December 31; an increase in inventory of $1,268,000; an increase in prepaid expenses of $434,000, mostly attributable to prepaid and refundable taxes; and a decrease in accounts payable of $46,000 and accrued sales taxes of $76,000. These cash needs were offset by a decrease in prepaid mailing costs of $459,000 which was due to lower circulation of acquisition mailings in the fourth quarter of 1999 as compared to the fourth quarter of 1998, an increase in accrued expenses of $468,000 and an increase in deferred revenue of $133,000.

  The Company had working capital of $9,977,000 and $10,054,000 at December 31, 1998 and 1999, respectively. The Company increased inventory levels in 1999 in order to stock the additional wines offered through the Company's new website, WineBins.com, in the brochures, through the Passport Wine Club and in the wine catalogs, and expects to maintain these higher inventory levels in the future. In addition, as a result of the alcoholic beverage regulatory framework within which the Company operates, the Company is required to maintain separate inventories in each of the markets in which it operates a licensed facility and is not permitted to transfer inventory between such facilities. In the second quarter of 2000, the Company plans to open a licensed facility in Greensboro, North Carolina. The inventory for this facility will add to the overall inventory levels. Inventory levels will fluctuate with seasonal demand and overall sales growth.

  During 1999, net cash of $782,000 was used in investing activities. The Company invested approximately $795,000 in property and equipment. These purchases included approximately $392,000 in connection with the Company's new order management computer system and software enhancements, $375,000 for the development of WineBins.com and geerwade.com and $28,000 for furniture and fixture purchases. Net cash of $512,000 was used in investing activities in 1998. The Company used $465,000 of these funds to acquire the assets of Passport Wine. The Company also invested approximately $112,000 in property and equipment in 1998.

  Total cash provided by financing activities in 1999 was $1,567,000, of which $289,000 represented exercise proceeds and associated tax benefits from stock options issued under the Company's Stock Option Plan. An additional $27,000 was generated from issuance of stock under the Employee Stock Purchase Plan. The Company also received a fee of $1,250,000 from Liquid Holdings, Inc. at the time the Company entered into the merger agreement with Liquid Holdings. In 1998, the Company used $953,000 of cash for financing activities to repay its line of credit.

  The Company believes that cash flows from operations, current cash balances, together with a new line of credit, will be sufficient to meet the Company's working capital needs and capital expenditure requirements for 2000.

  EXCHANGE RATES. The Company engages in currency-hedging activities related to firm commitments for the purchase of inventories in an effort to fix costs and manage the impact of exchange rate fluctuations. The Company maintains a foreign exchange line with BankBoston, NA which allows the Company to enter into forward currency exchange contracts of up to $500,000 maturing on any one day. As of December 31, 1999, the Company had foreign exchange contracts outstanding to purchase approximately 5 million French francs (equivalent to approximately $783,000 at December 31, 1999).

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

  In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not anticipate the adoption of this statement to have a material impact on its financial position or results of operations.

  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. SAB No. 101, as amended by SAB No. 101(a), is effective for all periods beginning after March 15, 2000. Adoption of SAB No. 101 is not expected to have a material impact on the Company's financial position or results of operations.

IMPACT OF YEAR 2000
-------------------

  The Company experienced no significant disruptions in its internal computer programs and operating systems and believes its systems successfully responded to the Year 2000 date change. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems or the products and services of third parties. The Company will continue to monitor its internal computer programs and operating systems and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS
-------------------------------------------

  REGULATION.   The alcoholic beverage industry is subject to extensive
specialized regulation under state and federal laws and regulations, including the following matters: licensing; the payment of excise taxes; advertising, trade and pricing practices; product labeling; sales to minors and intoxicated persons; changes in officers, directors, ownership or control; and, relationships among product producers, importers, wholesalers and retailers. While the Company believes that it is in material compliance with all applicable laws and regulations, in the event that it should be determined that the Company is not in compliance with any applicable laws or regulations, the Company could become subject to cease and desist orders, injunctive proceedings, civil fines, license revocations and other penalties which could have a material adverse effect on the Company's business and its results of operations. In addition, the alcoholic beverage industry is subject to potential legislation and regulation on a continuous basis including in such areas as direct and Internet sales of alcohol. There can be no assurance that new or revised laws or regulations, increased licensing fees, specialized taxes or other regulatory requirements will not have a material adverse effect on the Company's business and its results of operations. While to date the Company has been able to obtain and retain licenses necessary to sell wine at retail, the failure to obtain renewals or otherwise retain such licenses in one or more of the states in which the Company operates would have a material adverse effect on the Company's business and its results of operations. The Company's growth strategy includes expansion of its business into additional states; however, there can be no assurance that the Company will be successful in obtaining licenses in any additional states. In addition, Geerlings & Wade offers its customers the opportunity to purchase one and three-year memberships. This membership program has from time to time generated regulatory scrutiny, and there can be no assurance that the Company will be able to continue its membership program in its current form in existing markets or that markets in which the Company may become licensed in the future will allow the sale of memberships, which could have a material adverse effect on the Company's business and results of operations.

  LIMITED OPERATING HISTORY; MANAGEMENT OF GROWTH.   Geerlings & Wade has a
limited operating history upon which investors may evaluate its performance. Although the Company was profitable in 1997 and 1998, the Company was not profitable in 1995, 1996 and 1999 and there can be no assurance that it will operate profitably in the future. In addition, the Company has only limited management, operational and financial resources to accommodate continued growth, should it occur. The Company's ability to manage growth effectively will require it to continue to implement and improve its operational and financial systems and to hire and train new employees. These demands are expected to require additional management resources and the development of additional expertise by existing management. The failure to manage growth effectively would have a material adverse effect on the Company. There can be no assurance that Geerlings & Wade will be able successfully to attract and retain the skilled and experienced personnel required to manage its business.

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

  INCREASES IN POSTAGE RATES; DEPENDENCE ON SHIPPERS.   The Company's marketing
efforts have traditionally been conducted through direct mail campaigns. As a result, increases in postage rates may have a material adverse effect on the Company's business and its results of operations. Except in Massachusetts and New Jersey, the Company is dependent upon delivery services provided by UPS or other licensed delivery companies. A work stoppage, strike or other interruption in service experienced by UPS or other delivery companies, like the UPS driver strike in 1997, may have a material adverse effect on the Company's business and its results of operations. Additionally, increases in shipping rates may have a material adverse effect on the Company's business and its results of operations. Finally, if UPS terminates delivery services for alcoholic beverages in certain states, as it did in 1999 in Florida, Nevada and Connecticut, the Company will incur significantly higher shipping rates that may have a material adverse effect on the Company's business and its results of operations.

  DEPENDENCE ON WINE SELECTION AND SOURCING.   To a large extent, the Company's
success depends upon its wine selection and sourcing capabilities. There can be no assurance that the Company will be able to consistently develop a selection of wines that will enable the Company to maintain or expand its customer base. Many of the Company's wines are sourced by Mr. Peter Van Hoof, one of the Company's primary negociants for Europe, and Mr. Guy Davis, one of the Company's primary negociants for the U.S. The loss of services of either of these parties could have a material adverse effect on the Company and its results of operations. In the event that a wine proves to be unpopular for any reason or the Company orders an excessive quantity of one or more wines, it may encounter liquidity problems under these circumstances which may have a material adverse effect on the Company and its results of operations.

  DEPENDENCE ON CONSUMER SPENDING; GEOGRAPHIC CONCENTRATION OF CUSTOMERS.   The
success of Geerlings & Wade depends upon a number of factors related to the level of consumer spending, including the general state of the economy, federal and state tax rates and consumer confidence. Changes in consumer spending in both the national and regional economies can affect both the quantity and the price of wines that consumers are willing to purchase.

  COMPETITION; CHANGES IN CONSUMER TASTES.   The Company competes with a broad
range of wine specialty stores, retail liquor stores, online wine retailers, other direct-mail wine merchants and certain supermarket stores, many of which may have significantly greater resources than the Company. Additionally, the Company's wines compete with other alcoholic and non-alcoholic beverages. There can be no assurance that the Company will be able to successfully compete with its current or future competition. Although consumption of premium wines in the United States has increased, there can be no assurance that changes in consumer preferences or tastes will not have a material adverse effect on the Company's business and results of operations.

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

  EXCISE TAXES, CUSTOMS DUTIES AND TARIFFS. The federal government and various states impose excise taxes, duties and tariffs on wine. Increases in the federal excise tax on wine or increases in state excise tax levels, may have a material adverse effect on the Company's business and its results of operations. In 1999, approximately 67% of the total cases of wine sold by the Company were imported. Increases in duty or tariff levels may have a material adverse effect on the Company's business and results of operations.

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

  DEPENDENCE ON COMPUTERS.   The Company relies on software, hardware, the
Internet and telecommunications equipment and services to transact, process, record, keep, analyze and manage all aspects of its business. In the event any of these major components or services fail for an extended period of time, this could have an material adverse effect on the Company's operations, sales and profitability.

  MARKET RISK.   The Company does not engage in any activity involving market risk sensitive instruments other than foreign exchange forward contracts described herein that are material to the business.

ITEM 7A:   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

  The following discussion about the Company's market risk disclosures contains forward-looking statements. Actual results could differ materially from those contained in forward-looking statements. The Company is exposed to market risk related to foreign currency exchange rates. The Company does not use derivative financial instruments for speculative or trading purposes. The Company enters into foreign exchange forward contracts to reduce its exposure to currency fluctuations on vendor accounts payable denominated in foreign currencies. The objective of these contracts is to neutralize the impact of foreign currency exchange rate movements on the Company's operating results. The gains and losses on these contracts are included in earnings when the underlying foreign currency denominated transaction is recognized. Gains and losses related to these instruments for fiscal 1999 were not material to the Company. Looking forward, the Company does not anticipate any material adverse effect on its financial position, results of operations or cash flows resulting from the use of these instruments. However, there can be no assurance that these strategies will be effective or that transaction losses can be minimized or forecasted accurately.

ITEM 8:   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The information called for by this item is indexed on page F-1 of this Report and is contained on pages F-2 through F-21.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                    PART III

Item 10:   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this Item is included under the captions ''Executive Compensation; Certain Arrangements'' and ''Re-election of Directors'' in the proxy statement for use in connection with the Company's 2000 Annual Meeting of Stockholders (the ''Proxy Statement''), and is incorporated herein by reference.

ITEM 11:   EXECUTIVE COMPENSATION

  The information required by this Item is included under the captions ''Executive Compensation; Certain Arrangements," ''Employment Arrangements'' and ''Compensation Committee Report'' in the Proxy Statement, and is incorporated herein by reference.

ITEM 12:   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this Item is included under the caption ''Securities Ownership of Certain Beneficial Owners and Management'' in the Proxy Statement and is incorporated herein by reference.

ITEM 13:   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this Item is included in the caption "Re-Election of Directors - Directors' Compensation" in the Proxy Statement and is incorporated herein by reference.


                                     PART IV

Item 14:   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) The financial statements and financial statement schedules filed as part of this Report are listed and indexed at Page F-1.

  Listed below are all exhibits filed as part of this Report. Certain exhibits are incorporated herein by reference to (i) the Company's Registration Statement on Form S-1 originally filed on May 5, 1994 (File No. 33-78624), and (ii) documents previously filed by the Company with the Securities and Exchange Commission under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended.

 EXHIBIT
 -------
   NO.                                 DESCRIPTION
   ---                                 -----------
2.1      Agreement and Plan of Merger dated September 27, 1999 by and among Geerlings & Wade, Inc., Liquid
         Holdings Inc. and Liquid Acquisition Corp., and the exhibits thereto.(17)(19)

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


4.1      Specimen Certificate of Common Stock.(1)(2)


4.2      Registration Rights Agreement by and among certain Stockholders and the Company.(1)


10.1     Lease Agreement between the Company and Naughton Company dated April 11, 1994.(1)


10.2     Lease Agreement between the Company and John Hancock Mutual Life Insurance Company dated July 31,
         1992.(1)

 EXHIBIT
 -------
   NO.                                 DESCRIPTION
   ---                                 -----------
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


10.10    Stock Option Plan, as amended. (14)(16)


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


10.13    Lease Agreement between the Company and Pacific Realty Associates, L.P. dated July 18, 1994.(4)


10.14    Lease Agreement between the Company and Flint Lee Limited Partnership dated August 31, 1994.(4)


10.15    Lease Agreement between the Company and 47th Avenue Industrial Properties dated October 6, 1994.(4)


10.16    Lease Agreement between the Company and Mehland Developers dated October 31, 1994.(4)


 EXHIBIT
 -------
   NO.                                 DESCRIPTION
   ---                                 -----------

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


10.26    Employment letter agreement between the Company and Jay L. Essa dated September 9, 1996.(8)*


10.27    Lease Agreement between the Company and Enviro-zyme International, Incorporated dated January 6,
         1997.(9)


10.28    Lease Agreement between the Company and William Eddy dated January 24, 1997.(9)


10.29    Employment letter agreement between the Company and David R. Pearce dated November 8, 1996.(9)*


 EXHIBIT
 -------
   NO.                                 DESCRIPTION
   ---                                 -----------

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


10.36    Lease Amendment between the Company and Jerry L. Ivy dated April 21, 1998.(14)


10.37    Lease Agreement between the Company and Corporate Exchange Limited Partnership dated October 9,
         1998.(14)


10.38    Letter agreement, amending $5,000,000 demand Discretionary Line of Credit, dated August 28, 1998, between the Company and The First National Bank of Boston.(14)

10.39    Severance Agreement dated April 2, 1999 between the Company and Jay L. Essa.(15)

10.40    Lease Amendment between the Company and Flint Lee Limited Partnership dated June 22, 1999.(18)

10.41    Lease Amendment between the Company and William Eddy dated October 1, 1999.(18)

10.42    Lease Agreement between the Company and Cader Lane Associates dated September 27, 1999.(18)

10.43    Lease Amendment between the Company and Enviro-zyme International, Inc. dated December 18, 1999.

 EXHIBIT
 -------
   NO.                                 DESCRIPTION
   ---                                 -----------

10.44    Lease Agreement between the Company and Wengreen, LLC dated November 1, 1999.

10.45    Indenture of Lease between the Company and Foxford Business Center, LLC dated February 16, 2000

21       Subsidiaries of the Company.(14)

23       Consent of Arthur Andersen LLP.

27       Financial Data Schedule

(1) Filed as an Exhibit to the Company's Registration Statement on Form S-1 filed on May 5, 1994 (File No. 33-78624) and incorporated by reference herein.
(2) Filed as an Exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-1 filed on June 9, 1994 (File No. 33-78624) and incorporated by reference herein.
(3) Filed as an Exhibit to the Company's Form 10-Q for the quarterly period ended July 1, 1994 filed on August 15, 1994 (File No. 0-24048) and incorporated by reference herein.
(4) Filed as an Exhibit to the Company's Form 10-K for the year ended December 31, 1994 (File No. 0-24048) and incorporated by reference herein.
(5) Filed as an Exhibit to the Company's Form 10-Q for the quarterly period ended March 31, 1995 filed on May 15, 1995 (File No. 0-24048) and incorporated by reference herein.
(6) Filed as an Exhibit to the Company's Form 10-Q for the quarterly period ended June 30, 1995 filed on August 14, 1995 (File No. 0-24048) and incorporated by reference herein.
(7) Filed as an Exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1995 filed on March 29, 1996 (File No. 0-24048) and incorporated by reference herein.
(8) Filed as an Exhibit to the Company's Form 10-Q for the quarterly period ended September 28, 1996 filed on November 12, 1996 (File No. 0-24048) and incorporated by reference herein.
(9) Filed as an Exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1996 filed on March 31, 1997 (File No. 0-24048) and incorporated by reference herein.
(10) Filed as an Exhibit to the Company's Registration Statement on Form S-8 filed on September 30, 1997 (File No. 333-36741) and incorporated by reference herein.
(11) Filed as an Exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1997 filed on March 30, 1998 (File No. 0-24048) and incorporated by reference herein.
(12) Filed as an Exhibit to the Company's Form 10-Q for the quarterly period ended June 30, 1998 filed on August 14, 1998 (File No. 0-24048) and incorporated by reference herein.
(13) Filed as an Exhibit to the Company's Registration Statement on Form S-8 filed on October 20, 1998 (File No. 333-65907) and incorporated by reference herein.
(14) Filed as an Exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1998 filed on March 30, 1999 (File No. 0-24048) and incorporated by reference herein.
(15) Filed as an Exhibit to the Company's Form 10-Q for the quarterly period ended March 31, 1999 filed on May 14, 1999 (File No. 0-24048) and incorporated by reference herein.
(16) Filed as an Exhibit to the Company's Registration Statement on Form S-8 filed on August 19, 1999 (File No. 333-85557) and incorporated by reference herein.
(17) Filed as an Exhibit to the Company's Current Report on Form 8-K filed on September 28, 1999 (File No. 0-24048) and incorporated by reference herein.
(18) Filed as an Exhibit to the Company's Form 10-Q for the quarterly period ended September 30, 1999 filed on November 15, 1999 (File No. 0-24048) and incorporated by reference herein.
(19) Filed as an Exhibit to the Company's Current Report on Form 8-K filed on December 23, 1999 (File No. 0-24048) and incorporated by reference herein.
*    Management Contract or Compensation Plan

(b) A current report on Form 8-K was filed by the Company on December 28, 1999.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             Geerlings & Wade, Inc.

                             By: /s/ Jay L. Essa
                             -------------------
                                (JAY L. ESSA)
                     PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date:   March 30, 2000

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

          Signature                          Title                       Date
------------------------------  --------------------------------   -----------------


/s/   Huib E. Geerlings         Chairman of the Board and           March 30, 2000
------------------------------  Director
HUIB E. GEERLINGS


/s/   Jay L. Essa               President, Chief Executive          March 30, 2000
------------------------------  Officer and Director
JAY L. ESSA                     (Principal Executive Officer)



/s/   David R. Pearce           Vice President, Chief Financial     March 30, 2000
------------------------------  Officer and Treasurer
DAVID R. PEARCE                 (Principal Financial and
                                Accounting Officer)



/s/   Phillip D. Wade           Director                            March 30, 2000
------------------------------
PHILLIP D. WADE


/s/   James C. Curvey           Director                            March 30, 2000
------------------------------
JAMES C. CURVEY


/s/   John M. Connors, Jr.      Director                            March 30, 2000
------------------------------
JOHN M. CONNORS, JR.


/s/   Gordon R. Cooke           Director                            March 30, 2000
------------------------------
GORDON R. COOKE



                                     INDEX



                                                            PAGE

Report of Independent Public Accountants                    F-2


Balance Sheets as of December 31, 1998 and 1999             F-3


Statements of Operations for Each of the Three Years
in the Period Ended December 31, 1999                       F-4


Statements of Stockholders' Equity for Each of the
Three Years in the Period Ended December 31, 1999           F-5


Statements of Cash Flows for Each of the Three Years
in the Period Ended December 31, 1999                       F-6


Notes to Financial Statements                               F-7

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Geerlings & Wade, Inc.:

We have audited the accompanying balance sheets of Geerlings & Wade, Inc. (a Massachusetts corporation) as of December 31, 1998 and 1999 and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Geerlings & Wade, Inc. as of December 31, 1998 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.



                                                       /s/ Arthur Andersen LLP



Boston, Massachusetts
February 1, 2000 (except with respect to the matter discussed in Note 1, as to which the date is February 22, 2000 and Note 5, as to which the date is March 28, 2000)

                             GEERLINGS & WADE, INC.

                                 Balance Sheets

                                                                                                   DECEMBER 31,
                                                                                                1998          1999
                                                        ASSETS
Current Assets:
 Cash and cash equivalents                                                                   $ 4,289,646   $ 2,624,990
 Accounts receivable                                                                             610,382     1,395,305
 Inventory                                                                                     8,213,801     9,481,779
 Prepaid mailing costs                                                                         1,357,950       899,400
 Prepaid expenses and other current assets                                                       833,376     1,265,916
 Deferred income taxes, net                                                                       87,119       229,139
                                                                                             -----------   -----------

     Total current assets                                                                     15,392,274    15,896,529
                                                                                             -----------   -----------

Property and Equipment, at cost:
 Office and computer equipment                                                                 2,066,480     1,986,810
 Motor vehicles                                                                                   77,875        77,875
 Furniture and fixtures                                                                          369,944       377,600
                                                                                             -----------   -----------
                                                                                               2,514,299     2,442,285

 Less--Accumulated depreciation                                                                1,646,580     1,326,174
                                                                                             -----------   -----------
                                                                                                 867,719     1,116,111
                                                                                             -----------   -----------

Deferred Income Taxes, net                                                                       493,436       352,408
                                                                                             -----------   -----------

Other Assets                                                                                     451,799       390,411
                                                                                             -----------   -----------

                                                                                             $17,205,228   $17,755,459
                                                                                             ===========   ===========

                                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable                                                                            $ 3,401,392   $ 3,354,972
 Current portion of deferred revenue                                                           1,089,659     1,171,406
 Accrued sales, income and payroll taxes                                                         395,692       319,318
 Accrued expenses                                                                                528,869       996,848
                                                                                             -----------   -----------

     Total current liabilities                                                                 5,415,612     5,842,544
                                                                                             -----------   -----------

Deferred Revenue, less current portion                                                           384,940       436,206
                                                                                             -----------   -----------

Purchase Price Advance from Liquid Holdings (Note 1)                                                   -     1,250,000
                                                                                             -----------   -----------

Commitments  and Contingencies (Notes 1 and 6)

Stockholders' Equity:
 Preferred stock, $.01 par value-
  Authorized--1,000,000 shares
  Outstanding--none                                                                                    -             -
 Common stock, $0.01 par value
  Authorized--10,000,000 shares
  Issued and outstanding--3,789,495 shares and 3,849,071 shares in 1998 and 1999,                 37,895        38,491
   respectively
 Additional paid-in capital                                                                    9,759,371    10,075,279
 Retained earnings                                                                             1,607,410       112,939
                                                                                             -----------   -----------

     Total stockholders' equity                                                               11,404,676    10,226,709
                                                                                             -----------   -----------

                                                                                             $17,205,228   $17,755,459
                                                                                             ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                             GEERLINGS & WADE, Inc.

                            Statements of Operations



                                                                                  YEARS ENDED DECEMBER 31,
                                                                        1997                1998                1999

Sales                                                                  $33,701,832         $34,774,173         $36,866,403

Cost of Sales                                                           18,185,364          18,159,912          18,940,024
                                                                       -----------         -----------         -----------

     Gross profit                                                       15,516,468          16,614,261          17,926,379

Selling, General and Administrative Expenses                            14,066,529          14,860,043          18,581,083

Merger Related Expenses                                                          -                   -             824,838
                                                                       -----------         -----------         -----------

     Income (loss) from operations                                       1,449,939           1,754,218          (1,479,542)

Loss on Disposal of Fixed Asset                                                  -                   -              59,459

Interest Income                                                             20,975              31,038              44,530

Interest Expense                                                           (44,319)            (20,616)                  -
                                                                       -----------         -----------         -----------

     Income (loss) before provision for income taxes                     1,426,595           1,764,640          (1,494,471)

Provision for Income Taxes                                                 604,000             751,310                   -
                                                                       -----------         -----------         -----------

     Net income (loss)                                                 $   822,595         $ 1,013,330         $(1,494,471)
                                                                       ===========         ===========         ===========

Net Income (Loss) per Share:
 Basic                                                                 $      0.22         $      0.27         $     (0.39)
                                                                       ===========         ===========         ===========
 Diluted                                                               $     $0.22         $      0.27         $     (0.39)
                                                                       ===========         ===========         ===========

Weighted Average  Common Shares Outstanding:
 Basic                                                                   3,779,538           3,786,400           3,842,742
                                                                       ===========         ===========         ===========
 Diluted                                                                 3,796,460           3,800,601           3,842,742
                                                                       ===========         ===========         ===========


   The accompanying notes are an integral part of these financial statements.

                             GEERLINGS & WADE, INC.

                       Statements of Stockholders' Equity



                                                 Common Stock            Additional         RETAINED            TOTAL
                                               Number of  $0.01       Paid-in Capital       EARNINGS        STOCKHOLDERS'
                                              SHARES  PAR VALUE                            (DEFICIT)            EQUITY



Balance, December 31, 1996                   3,777,525       $37,775       $ 9,716,255      $  (228,515)        $ 9,525,515

 Issuance of stock under employee stock
  purchase plan                                  3,818            38            13,525                -              13,563

 Net income                                          -             -                 -          822,595             822,595
                                             ---------       -------       -----------      -----------         -----------

Balance, December 31, 1997                   3,781,343        37,813         9,729,780          594,080          10,361,673

 Issuance of stock under employee stock
  purchase plan                                  8,152            82            29,591                -              29,673

 Net income                                          -             -                 -        1,013,330           1,013,330
                                             ---------       -------       -----------      -----------         -----------

Balance, December 31, 1998                   3,789,495        37,895         9,759,371        1,607,410          11,404,676

 Issuance of stock under employee stock
  purchase plan                                  5,991            60            26,885                -              26,945

 Exercise of common stock options               53,585           536           249,816                -             250,352

 Tax benefit from exercise of common
  stock options                                      -             -            39,207                -              39,207

 Net loss                                            -             -                 -       (1,494,471)         (1,494,471)
                                             ---------       -------       -----------      -----------         -----------

Balance, December 31, 1999                   3,849,071       $38,491       $10,075,279      $   112,939         $10,226,709
                                             =========       =======       ===========      ===========         ===========


   The accompanying notes are an integral part of these financial statements.

                             GEERLINGS & WADE, INC.

                            Statements of Cash Flows

                                                                                  YEARS ENDED DECEMBER 31,
                                                                        1997                 1998                1999
Cash Flows from Operating Activities:
 Net income (loss)                                                      $   822,595         $ 1,013,330         $(1,494,471)
 Adjustments to reconcile net (loss) income to net cash (used
  in) provided by operating activities-
  Depreciation and amortization                                             536,301             524,494             535,159
  Deferred income taxes                                                    (214,910)            134,355                   -
  Loss (gain) on disposal of property and equipment                          (5,707)                  -              59,459
  Changes in current assets and liabilities, net of assets
   acquired of Passport Gift Co. in 1998-
   Accounts receivable                                                     (251,637)            (19,760)           (784,923)
   Inventory                                                             (2,624,824)          2,930,301          (1,267,978)
   Prepaid mailing costs                                                   (144,275)           (372,191)            458,550
   Prepaid expenses and other current assets                               (699,486)             85,030            (433,532)
   Accounts payable                                                       1,258,818           1,500,630             (46,420)
   Deferred revenue                                                         196,382             345,044             133,018
   Accrued sales, income and payroll taxes                                  690,515            (536,168)            (76,374)
   Accrued expenses                                                         478,295            (208,948)            467,979
                                                                        -----------         -----------         -----------

      Net cash (used in) provided by operating activities                    42,067           5,396,117          (2,449,533)
                                                                        -----------         -----------         -----------

Cash Flows From Investing Activities:
 Purchases of property and equipment, net                                  (192,769)           (112,040)           (794,736)
 Proceeds from sale or return of property and equipment                      56,550              90,000                   -
 Acquisition of Passport Gift Company, Inc., net of cash                          -            (465,343)                  -
  acquired
 Decrease (increase) in other assets, exclusive of goodwill                  93,211             (24,409)             13,109
                                                                        -----------         -----------         -----------

      Net cash used in investing activities                                 (43,008)           (511,792)           (781,627)
                                                                        -----------         -----------         -----------

Cash Flows From Financing Activities:
 Bank overdraft                                                            (472,469)                  -                   -
 Borrowings under line of credit                                          4,943,349           1,651,091                   -
 Repayments under line of credit                                         (4,899,973)         (2,633,486)                  -
 Purchase price advance from Liquid Holdings                                      -                   -           1,250,000
 Proceeds from issuance of stock under the Employee Stock                    13,563              29,673              26,945
  Purchase Plan
 Tax benefit from exercise of stock options                                       -                   -              39,207
 Proceeds from exercise of stock options                                          -                   -             250,352
                                                                        -----------         -----------         -----------

      Net cash provided by (used in) financing activities                  (415,530)           (952,722)          1,566,504
                                                                        -----------         -----------         -----------

Net (Decrease) Increase in Cash and Cash Equivalents                       (416,471)          3,931,603          (1,664,656)

Cash and Cash Equivalents, beginning of year                                774,514             358,043           4,289,646
                                                                        -----------         -----------         -----------

Cash and Cash Equivalents, end of year                                  $   358,043         $ 4,289,646         $ 2,624,990
                                                                        ===========         ===========         ===========

Supplemental Disclosure of Cash Flow Information:
 Cash paid during the year for-
  Interest                                                              $    44,939         $    20,616         $         -
                                                                        ===========         ===========         ===========
  Income taxes                                                          $   259,650         $ 1,095,131         $   594,300
                                                                        ===========         ===========         ===========

Acquisition of Passport Gift Company, Inc.:
  Fair value of assets acquired                                        $          -         $   206,160         $         -
  Liabilities assumed                                                             -             (60,719)                  -
  Cash paid                                                                       -             434,453                   -
  Acquisition costs incurred                                                      -              30,890                   -
                                                                       ------------         -----------         -----------
  Goodwill                                                             $          -         $   319,902         $         -
                                                                       ============         ===========         ===========

   The accompanying notes are an integral part of these financial statements.

                             GEERLINGS & WADE, INC.

                         Notes to Financial Statements
                               December 31, 1999



(1)  Operations

   Geerlings & Wade, Inc. (the Company) is a direct marketer of premium wines and wine-related merchandise to retail consumers in the United States. The Company maintains 16 licensed facilities in 15 states. Federal, state and local laws strictly govern the sale of wine in each market served by the Company.

   On September 27, 1999, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) with Liquid Holdings Inc. (Liquid Holdings). The Merger Agreement called for all stockholders to receive $10.00 in cash for each share of the Company's stock held by such stockholder. At the time of the Merger Agreement, Liquid Holdings paid the Company a fee, refundable under certain limited circumstances, of $1.25 million. This fee would be a component of the purchase price if the merger was consummated or offset the Company's merger related costs if the merger was not consummated. This amount has been recorded in the accompanying balance sheet as a liability. On February 22, 2000, the Merger Agreement automatically terminated. The Company will record the $1.25 million fee as other income in the first quarter of 2000.

   The Company is subject to a number of risks and uncertainties similar to those of companies of the same size within its industry, including, without limitation, federal and state laws and regulations, dependence on wine selection and sourcing, customer demographics and competition.

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

   (b)  Revenue Recognition

       Revenue from merchandise sales is recognized at the time of shipment to the customer. The Company offers one and three-year membership programs to customers, which provide them with certain preferred customer privileges. Revenue derived from memberships is recognized ratably over the related membership period. Sales returns, which are not material, are recorded in the period of return.

                             GEERLINGS & WADE, INC.

                         Notes to Financial Statements
                               December 31, 1999

                                  (Continued)

   (c)  Cash and Cash Equivalents

       The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of December 31, 1998 and 1999, cash equivalents consist primarily of investments in money market accounts.

   (d)  Credit Card Policy

       The Company's agreement with a credit card processing company provides for the electronic processing of credit approvals and electronic submission of transactions. Payment is transmitted to the Company's bank account within two to four days of the order being shipped. Credit card processing fees amounted to approximately $723,000, $808,000 and $916,000 for the years ended December 31, 1997, 1998 and 1999, respectively, and are included in selling, general and administrative expenses in the accompanying statements of operations.

   (e)  Inventory

       The Company values inventory at the lower of cost (first-in, first-out) or net realizable market value (estimated proceeds upon sale, net of fulfillment expenses).

       Included in the Company's inventory are approximately $164,000 and $719,000 of paid reservations of certain vintage wines as of December 31, 1998 and 1999, respectively. The Company sold approximately $247,000 and $397,000 of such reserves to its customers during 1998 and 1999, respectively. The Company bears the ultimate liability for the wine reservations sold until delivered and accepted by the customers, at which time revenue is recognized.

                             GEERLINGS & WADE, INC.

                         Notes to Financial Statements
                               December 31, 1999

                                  (Continued)

   (f)  Depreciation

       The Company provides for depreciation using the straight-line method by charges to operations in amounts that allocate the cost of the assets over their estimated useful lives, as follows:

                                               Estimated
                 ASSET CLASSIFICATION         Useful Life

           Office and computer equipment       3-5 years
           Motor vehicles                        3 years
           Furniture and fixtures                5 years

   (g)  Other Assets

       Other assets primarily consist of the long-term portion of deposits and goodwill of approximately $320,000 resulting from the acquisition of Passport Gift Company in 1998 (see Note 3). Goodwill is amortized on the straight-line basis over 15 years, the estimated useful life, and is shown net of approximately $32,000 of accumulated amortization as of December 31, 1999.

   (h)  Long-Lived Assets

       The Company applies the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 121 requires that long-lived assets, including intangible assets, be reviewed for impairment by comparing the fair value of assets with their carrying amounts at each reporting period. Accordingly, the Company evaluates the possible impairment of long-lived assets based on projected cash flows of the related asset. At both December 31, 1998 and 1999, the Company determined that there was no impairment of long-lived assets.

   (i)  Advertising Costs

       Advertising expense was $4,756,042, $5,237,893 and $7,128,975 for the years ended December 31, 1997, 1998 and 1999, respectively.

       Costs of direct advertising materials mailed to prospective customers are capitalized. These costs are expensed as advertising costs in relation to the revenues that are derived from the mailings for up to five months. Revenue estimates are used to determine the cost recovery period of prepaid mailing costs. Total amounts of direct advertising to prospective customers capitalized as of December 31, 1998 and 1999 are $1,145,000 and $710,000, respectively.

                             GEERLINGS & WADE, INC.

                         Notes to Financial Statements
                               December 31, 1999

                                  (Continued)

   (j)  Deferred Revenue

       Deferred revenue represents customer prepayments, payments for wine reservations and deferred membership revenue. The components of deferred revenue as of December 31, 1998 and 1999 are as follows:

                                                   1998             1999

       Payments for wine reservations              $  239,889       $  209,195
       Customer prepayments                           460,649          450,556
       Deferred membership revenue                    774,061          947,861
                                                   ----------       ----------

            Deferred revenue                       $1,474,599       $1,607,612
                                                   ==========       ==========
   (k) Foreign Currency Transactions

       Periodically, the Company may enter into foreign exchange contracts to hedge currency exposure on firm inventory purchase commitments. The Company charges foreign currency gains or losses to operations in accordance with SFAS No. 52, Foreign Currency Translation. Gains and losses are included in cost of sales, as these amounts have historically not been material. At December 31, 1999, the Company had three contracts to purchase approximately 5.0 million French francs (FF) (equivalent to approximately $783,000 as of December 31, 1999). These contracts mature at varying dates through April 2000 as the Company's accounts payable in French francs are due.

   (l)  Financial Instruments

       SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure about fair value of financial instruments. Financial instruments consist of cash and cash equivalents, accounts receivable, investment in wine futures, foreign exchange contracts and accounts payable. The estimated fair value of these financial instruments approximates their carrying value at December 31, 1998 and 1999.

                             GEERLINGS & WADE, INC.

                         Notes to Financial Statements
                               December 31, 1999

                                  (Continued)

   (m)  Concentration of Credit Risk

       SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance-sheet and credit risk concentrations. Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash equivalents. The Company places its cash equivalents in highly rated financial instruments. No single supplier constituted a significant percentage of the Company's purchases during 1999.

   (n)  Comprehensive Income (Loss)

       SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and display of all components of comprehensive income (loss) on an annual and interim basis. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The Company's comprehensive income (loss) is equal to net income (loss) for all periods presented.

   (o)  Segment Reporting

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

   (p) Recently Issued Accounting Standards

       In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB No. 133, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not anticipate the adoption of this statement to have a material impact on its financial position or results of operations.

                             GEERLINGS & WADE, INC.

                         Notes to Financial Statements
                               December 31, 1999

                                  (Continued)

       In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. SAB No. 101, as amended by SAB No. 101(a), is effective for all periods beginning after March 15, 2000. Adoption of SAB No. 101 is not expected to have a material impact on the Company's financial position or results of operations.

(3)  Acquisition

   On July 7, 1998, pursuant to an asset purchase agreement with Passport Gift Company, Inc. (Passport), the Company acquired certain assets and assumed certain liabilities for consideration of $465,343 in cash, including acquisition costs. This transaction was accounted for as a purchase in accordance with APB No. 16, Accounting for Business Combinations and, accordingly, the results of Passport since July 7, 1998 have been included in the accompanying statement of operations. The results of Passport's operations are not material to the financial statements as a whole. The purchase price was allocated to the acquired assets as follows:

           Accounts receivable                     $  1,576
           Inventory                                159,513
           Prepaid mailing expenses                  28,276
           Property and equipment                    13,076
           Other assets                               3,719
           Goodwill                                 319,902
           Liabilities assumed                      (60,719)
                                                   --------

                                                   $465,343
                                                   ========

(4) Net Income (Loss) per Share

   The Company applies the provisions of SFAS No. 128, Earnings per Share. Accordingly, basic net income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share in 1999 is computed in the same way as basic, as all common equivalent shares are considered antidilutive. Diluted net income per share is computed by adding the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued to the weighted average number of common shares outstanding. For the years ended December 31, 1997, 1998 and 1999, 227,902, 245,468 and 414,067 of
   antidilutive shares, respectively, have been excluded from the weighted average number of common and common equivalent shares outstanding.

                             GEERLINGS & WADE, INC.

                         Notes to Financial Statements
                               December 31, 1999

                                  (Continued)

   A reconciliation of basic and diluted shares outstanding is as follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                           1997            1998            1999

        Basic weighted average shares outstanding          3,779,538       3,786,400       3,842,742
        Weighted average common equivalent shares             16,922          14,201               -
                                                           ---------       ---------       ---------

       Diluted weighted average shares outstanding         3,796,460       3,800,601       3,842,742
                                                           =========       =========       =========

(5) Line of Credit

   The Company had a demand line of credit with a bank that allowed the Company to borrow the lesser of $5,000,000 or 50% of certain inventories, as defined. The line of credit was amended in August 1998, modifying the interest rate charged from the bank's base rate plus 3/4% to the bank base rate plus 1/2%. No commitment fees applied to the unutilized portion of the line of credit. The line of credit expired on July 31, 1999.

   On March 28, 2000, the Company received a commitment from a bank for a secured revolving line of credit that will allow borrowings up to the lesser of $5,000,000 or 50% of certain inventories, as defined. Interest will be payable based on the prime rate.

   The Company maintains separate foreign exchange facilities with a bank, which allows the Company to enter into forward exchange contracts of up to $500,000, maturing on any one day, for the hedging of future foreign currency needs. As described in Note 2(k), at December 31, 1999, there were three outstanding forward exchange contracts in French francs for a total of approximately FF 5.0 million (approximately $783,000 at December 31, 1999). These contracts expire at different periods from March through April 2000.

                             GEERLINGS & WADE, INC.

                         Notes to Financial Statements
                               December 31, 1999

                                  (Continued)

(6)  Commitments and Contingencies

   (a)  Lease Commitments

       The Company leases facilities under operating lease agreements expiring through September 2005. Future minimum rental payments due under these agreements as of December 31, 1999 are as follows:


                                 AMOUNT

                    Fiscal year

                       2000      $1,126,215
                       2001         667,098
                       2002         538,547
                       2003         395,445
                       2004         366,630
                    Thereafter      191,766
                                 ----------

                                 $3,285,701
                                 ==========

       Total rental expense under these agreements included in the accompanying statements of operations is approximately $862,000, $1,003,000 and $1,081,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

   (b)  Litigation

       In the ordinary course of business, the Company is party to various types of litigation. The Company believes it has meritorious defenses to all claims and, in its opinion, all litigation currently pending or threatened will not have a material effect on the Company's financial position or results or operations.

                             GEERLINGS & WADE, INC.

                         Notes to Financial Statements
                               December 31, 1999

                                  (Continued)
(7)  Income Taxes

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

   The components of the provision (benefit) for income taxes are as follows:

                                            1997           1998           1999

      Current-
                  Federal                  $ 647,000       $486,955      $  -
                   State                     172,000        130,000              -
                                           ---------       --------      ---------

                                             819,000        616,955              -
                                           ---------       --------      ---------
      Deferred (benefit) expense-
                  Federal                   (168,000)       105,355       (245,000)
                   State                     (47,000)        29,000        (69,000)
                                           ---------       --------      ---------
                                            (215,000)       134,355       (314,000)
                                           ---------       --------      ---------

      Valuation allowance                          -              -        314,000
                                           ---------       --------      ---------

                                           $ 604,000       $751,310      $       -
                                           =========       ========      =========

   Due to the uncertainty of the realization of its deferred tax assets, the Company has provided a valuation allowance.

                             GEERLINGS & WADE, INC.

                         Notes to Financial Statements
                               December 31, 1999

                                  (Continued)

   The reconciliation of the federal statutory rate to the effective tax rate for the years ended December 31, 1997, 1998 and 1999 for income taxes are as follows:

                                                1997          1998          1999

      Income tax provision (benefit) at             34%           34%          (34)%
             federal statutory rate
      State taxes, net of federal benefit             6             6            (6)
      Non deductible merger costs                     -             -            22
      Increase in valuation allowance                 -             -          16.5
      Other, net                                      2           2.5           1.5
                                                   ----          ----          ----

                                                     42%         42.5%          0.0 %
                                                   ====          ====          ====

   Deferred income taxes relate to the following temporary differences as of December 31, 1998 and 1999:

                                                    1998          1999

      Deferred revenue                            $ 482,000      $ 466,000
      Capitalized inventory                         133,000        186,000
      Nondeductible reserves                        199,000        242,000
      Depreciation and amortization                  18,000         91,000
      Net operating loss carryforward                     -         68,000
      Tax benefit from disqualifying
      dispositions                                        -         39,000
      Deferred costs                               (251,000)      (197,000)
      Valuation allowance                                 -       (314,000)
                                                  ---------      ---------

                Total deferred taxes              $ 581,000      $ 581,000
                                                  =========      =========

(8)   Stockholders' Equity

   (a) Preferred Stock

       The Company has authorized 1,000,000 shares of $0.01 par value preferred stock. The Board of Directors has full authority to issue this stock and to fix the voting powers, preferences, rights, qualifications, limitations or restrictions thereof, including dividend rights, conversion rights, redemption privileges and liquidation preferences and the number of shares constituting any series or designation of such series. With regard to dividends, redemption privileges and liquidation preferences, any particular series of preferred stock may rank junior to, on parity with or senior to any other series of preferred stock or the common stock.

                             GEERLINGS & WADE, INC.

                         Notes to Financial Statements
                               December 31, 1999

                                  (Continued)

   (b)  Stock Option Plans

       The Employee Stock Option Plan (Option Plan), provides for the granting of options to employees, consultants and advisers of the Company. The exercise price of each option is determined by the Board of Directors, but in the case of incentive stock options, as defined in the Internal Revenue Code, shall be no less than 100% of the fair market value of the common stock on the date of grant. Options are exercisable within 10 years of the original date of grant. A total of 600,000 shares of common stock has been reserved for options to be granted under the Option Plan.

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

                             GEERLINGS & WADE, INC.

                         Notes to Financial Statements
                               December 31, 1999

                                  (Continued)

       Activity under the Option Plan and Director Plan is summarized as follows:

                                                 OPTION PLAN                                 DIRECTOR PLAN
                               ---------------------------------------------  ----------------------------------------------
                                 NUMBER    WEIGHTED AVERAGE   EXERCISE PRICE    NUMBER    WEIGHTED AVERAGE    EXERCISE PRICE
                               OF SHARES    PRICE PER SHARE     PER SHARE     OF SHARES    PRICE PER SHARE       PER SHARE


Outstanding, December 31,        235,119          $5.26         $3.63-  $8.00     22,500         $8.92          $ 4.50- $15.25
 1996                           --------          -----         -------------     ------         -----           -------------

 Granted                          75,900           4.42          4.00-  5.13      15,000          4.46            4.38-   4.63
 Terminated                      (97,129)          5.52          3.63-  8.00      (7,500)         9.33            4.50-  15.25
                                --------          -----         ------------      ------         -----           -------------

Outstanding, December 31,        213,890           4.84          3.78-  8.00      30,000          6.85            4.38-  15.25
 1997                           --------          -----         ------------      ------         -----           -------------

 Granted                         196,500           4.31          3.00-  4.50      15,000          4.41            4.31-   4.59
 Terminated                      (75,363)          5.55          4.00-  8.00           -             -                       -
                                --------          -----         ------------      ------         -----           -------------

Outstanding, December 31,        335,027           4.37          3.00-  8.00      45,000          6.04            4.31-  15.25
 1998                           --------          -----         ------------      ------         -----           -------------

 Granted                         207,000           6.68          5.56-  7.63      15,000          7.02            6.81-   7.13
 Terminated                     (134,375)          5.85          3.00-  8.00           -             -                       -
 Exercised                       (53,585)          4.67          4.00-  8.00           -             -                       -
                                --------          -----         ------------      ------         -----           -------------

Outstanding, December 31,        354,067          $5.11        $3.00-  $8.00      60,000         $6.28            4.31- $15.25
 1999                           ========          =====        =============      ======         =====           =============

Exercisable, December 31,        149,011          $4.36        $3.00-  $8.00      29,944         $6.85            4.31- $15.25
 1999                           ========          =====        =============      ======         =====           =============

Exercisable, December 31,        156,250          $4.57        $3.78-  $8.00      18,330         $8.38            4.38- $15.25
 1998                           ========          =====        =============      ======         =====           =============

Exercisable, December 31,         93,867          $5.66        $3.78-  $8.00       9,998         $9.83           $4.50- $15.25
 1997                           ========          =====        =============      ======         =====           =============

                             GEERLINGS & WADE, INC.

                         Notes to Financial Statements
                               December 31, 1999

                                  (Continued)

       The following table summarizes information about stock options outstanding and exercisable at December 31, 1999 under the Option Plan:

                                  OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
         ------------------------------------------------------------------  -----------------------------
             EXERCISE           NUMBER          WEIGHTED        WEIGHTED         NUMBER          WEIGHTED
          PRICE/RANGE OF    OUTSTANDING AS      AVERAGE         AVERAGE      EXERCISABLE AT      AVERAGE
         EXERCISE PRICES      OF DECEMBER      REMAINING     EXERCISE PRICE   DECEMBER 31,    EXERCISE PRICE
                               31, 1999       CONTRACTUAL                         1999
                                                LIFE (IN
                                                 YEARS)

         $       3.00           10,000             8.7           $3.00            2,500           $3.00
         3.78 -  4.75          164,600             7.1            3.98          111,044            3.92
         5.25 -  8.00          179,467             8.6            6.26           35,467            5.83
                               -------                           -----          -------           -----
                               354,067                           $5.11          149,011           $4.36
                               =======                           =====          =======           =====

       The following table summarizes information about stock options outstanding and exercisable at December 31, 1999 under the Director Plan:


                                  OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
        ------------------------------------------------------------------  --------------------------------
             EXERCISE           NUMBER          WEIGHTED        WEIGHTED         NUMBER          WEIGHTED
          PRICE/RANGE OF    OUTSTANDING AS      AVERAGE         AVERAGE      EXERCISABLE AT      AVERAGE
         EXERCISE PRICES      OF DECEMBER      REMAINING     EXERCISE PRICE   DECEMBER 31,    EXERCISE PRICE
                               31, 1999       CONTRACTUAL                         1999
                                                LIFE (IN
                                                 YEARS)

        $4.31 -   4.63           35,000             7.7           $4.44           19,994          $ 4.46
         4.64 -  15.25           25,000             7.6            8.86           10,000           11.63
                                 ------                           -----           ------          ------

                                 60,000                           $6.28           29,994          $ 6.85
                                 ======                           =====           ======          ======

       In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation, which requires the measurement of the fair value of stock options or warrants to be included in the statement of operations or disclosed in the notes to the financial statements. The Company has determined that it will continue to account for stock-based compensation for employees under Accounting Principles Board Opinion No. 25 and elect the disclosure-only alternative under SFAS No. 123. Options granted in 1997, 1998 and 1999 have been valued using the Black-Scholes option pricing model prescribed by SFAS No. 123.

                             GEERLINGS & WADE, INC.

                         Notes to Financial Statements
                               December 31, 1999

                                  (Continued)

       The weighted average assumptions used for the years ended December 31, 1997, 1998 and 1999 are as follows:

                                                          December 31,
                                -------------------------------------------------------------
                                        1997                 1998                  1999

Risk-free interest rate             6.3 to 6.61%           4.76 to 5.7%         4.77 to 6.0%
Expected dividend yield                   -                    -                     -
Expected lives                         5 years               9 years               8 years
Expected volatility                      86%                   96%                   93%

       The weighted average fair value of options granted during the years ended December 31, 1997, 1998 and 1999 under these plans is $2.37, $3.83 and $5.71 respectively. As of December 31, 1997, 1998 and 1999, the weighted average remaining contractual life of outstanding options under these plans is 8.4, 8.4 and 7.9 years, respectively.

       Had compensation cost for the Company's stock option plans and Employee Stock Purchase Plan been determined consistent with SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have been the following pro forma amounts:

                                                                  December 31,
                                                 -----------------------------------------------
                                                      1997            1998            1999
           Net income (loss)-
           As reported                                 $822,595      $1,013,330     $(1,494,471)
           Pro forma                                    661,277         690,050      (2,042,038)

           Basic net income (loss) per share-
           As reported                                 $   0.22      $     0.27     $     (0.39)
           Pro forma                                       0.18            0.18           (0.53)

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

   (c)  Employee Stock Purchase Plan

       The Employee Stock Purchase Plan (the Purchase Plan) was adopted by the Board of Directors and the stockholders on April 8, 1994 to allow eligible employees, as defined in the Purchase Plan, to purchase shares of common stock during one or more six-month periods through payroll

                             GEERLINGS & WADE, INC.

                         Notes to Financial Statements
                               December 31, 1999

                                  (Continued)

       deductions. A total of 50,000 shares of common stock have been reserved for purchase under the Purchase Plan. As of December 31, 1998 and 1999, a cumulative total of 14,252 shares and 20,243 shares, respectively, of common stock have been purchased by employees under the Purchase Plan.

(9)  Employee Savings Plan

   The Geerlings & Wade, Inc. 401(k) Employee Savings Plan (the Plan) allows for tax-deferred employee benefits under Section 401(k) of the Internal Revenue Code. Employees of the Company may participate in the Plan after one year of service. The Company matches 50% of individual contributions, up to 6% of compensation, as defined. Employee contributions vest immediately, while Company matching contributions fully vest after five years of service, as defined. For the fiscal years ended December 31, 1997, 1998 and 1999, the Company's contribution expense was $56,500, $31,500 and $36,600, respectively, under the Plan.

(10)  Related Party

   During 1999, the Company paid Hill, Holiday approximately $1,305,000 for services provided in the development and enhancement of its websites and for certain advertising services. The Chief Executive Officer of Hill, Holiday is a member of the Company's Board of Directors. The Company believes these transactions are at arm's length basis.