Form 10-Q
period 2000-03-31
GEERLINGS & WADE INC
filed 2000-05-15
CIK 922810

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

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

                             Yes [X]     No [_]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

                      Par Value         Date               Number of Shares
                      ---------         ----               ----------------

     Common Stock        $ .01      May 15, 2000               3,855,940

                             GEERLINGS & WADE, INC.
                                     INDEX


                                                                                                    Page
                                                                                                    ----
PART I.  FINANCIAL INFORMATION

        Item 1. Financial Statements
                Balance Sheets as of December 31, 1999 and
                March 31, 2000 (Unaudited)........................................                  2

                Statements of Operations for the Quarters Ended March 31, 1999 and
                March 31, 2000 (Unaudited)........................................                  3

                Statements of Cash Flows for the Quarters Ended March 31, 1999 and
                March 31, 2000 (Unaudited)........................................                  4

                Notes to Financial Statements.....................................                  5

        Item 2. Management's Discussion and Analysis
                of Financial Condition and Results
                of Operations.....................................................                  6

        Item 3. Quantitative and Qualitative Disclosure about Market Risk.........                  8


PART II. OTHER INFORMATION


        Item 5. Other Information................................................                   9


        Item 6. Exhibits and Reports on Form 8-K.................................                   9


SIGNATURES........................................................................                  10

                        PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements



                            GEERLINGS & WADE, INC.
                                BALANCE SHEETS
                                  (Unaudited)


                                                                                December 31, 1999          March 31, 2000
                                                                            --------------------------  ---------------------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                                           $   2,624,990         $     283,824
     Accounts receivable                                                                     1,395,305             1,121,128
     Inventory                                                                               9,481,779            12,765,510
     Prepaid mailing costs                                                                     899,400               472,211
     Prepaid expenses and other current assets                                               1,265,916             1,413,827
     Deferred income taxes, net                                                                229,139               229,139
                                                                                         -------------         -------------

          Total Current Assets                                                              15,896,529            16,285,639
                                                                                         -------------         -------------

Property and equipment, at cost                                                              2,442,285             2,236,106
     Less--Accumulated depreciation                                                          1,326,174             1,292,066
                                                                                         -------------         -------------
                                                                                             1,116,111               944,040
                                                                                         -------------         -------------

Deferred income taxes, net                                                                     352,408               352,408
                                                                                         -------------         -------------
Other Assets                                                                                   390,411               379,763
                                                                                         -------------         -------------

                                                                                         $  17,755,459         $  17,961,850
                                                                                         =============         =============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Line of credit                                                                      $         ---         $         ---
     Accounts payable                                                                        3,354,972             5,248,545
     Accrued expenses                                                                        1,316,166             1,246,754
     Current portion of deferred revenue                                                     1,171,406             1,163,284
                                                                                         -------------         -------------

          Total Current Liabilities                                                          5,842,544             7,658,583
                                                                                         -------------         -------------


Deferred revenue, less current portion                                                         436,206               457,492
                                                                                         -------------         -------------
Purchase price advance from Liquid Holdings                                                 1,250,0000                   ---
                                                                                         -------------         -------------

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value
         Authorized-1,000,000 shares
         Outstanding-none                                                                          ---                   ---
     Common stock, $.01 par value-
         Authorized-10,000,000 shares-
        Issued and outstanding-3,849,071 and  3,855,940 shares in
        1999 and 2000, respectively                                                             38,491                38,559
     Additional paid-in capital                                                             10,075,279            10,107,108
     Retained earnings (deficit)                                                               112,939              (299,892)
                                                                                         -------------         -------------

            Total Stockholders' Equity                                                      10,226,709             9,845,775
                                                                                         -------------         -------------

                                                                                         $  17,755,459         $  17,961,850
                                                                                         =============         =============

                            GEERLINGS & WADE, INC.
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                               Quarter Ended
                                                                   March 31, 1999          March 31, 2000
                                                               ----------------------  -----------------------
Sales                                                                   $  8,529,923             $  8,151,731

Cost of Sales                                                              4,427,900                4,122,055
                                                                        ------------             ------------

Gross Profit                                                               4,102,023                4,029,676

Selling, general and administrative expenses                               4,603,760                5,581,295

Merger related expenses                                                          ---                   48,981
                                                                        ------------             ------------

Loss from operations                                                        (501,737)              (1,600,600)

Loss on disposal of fixed asset                                                  ---                  (68,886)

Purchase price advance from Liquid Holdings                                      ---                1,250,000

Interest income                                                               15,010                    6,655

Interest expense                                                                 ---                      ---
                                                                        ------------             ------------

Loss before income taxes                                                    (486,727)                (412,831)

Benefit for income taxes                                                    (204,400)                     ---
                                                                        ------------             ------------

Net loss                                                                $   (282,327)            $   (412,831)
                                                                        ============             ============




Net loss per share
      Basic and Diluted                                                 $      (0.07)            $      (0.11)
                                                                        ============             ============

Weighted average common and common equivalent shares
 outstanding
      Basic and Diluted                                                    3,827,979                3,852,447
                                                                        ============             ============

                            GEERLINGS & WADE, INC.
                           STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                                       Quarter Ended

                                                                           March 31, 1999          March 31, 2000
                                                                           --------------          --------------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net Loss                                                               $      (282,327)       $       (412,831)
   Adjustments to reconcile net loss to net cash used in
         operating activities --
         Depreciation and amortization                                            113,925                 145,016
         Loss on disposition of fixed asset                                           ---                  68,886
         Purchase price advance from Liquid Holdings                                  ---              (1,250,000)
   Changes in current assets and liabilities --
         Accounts receivable                                                     (253,567)                274,177
         Inventory                                                             (2,107,254)             (3,283,731)
         Prepaid mailing costs                                                    161,665                 427,184
         Prepaid expenses                                                         160,761                (150,979)
         Accounts payable                                                       1,711,189               1,893,573
         Deferred revenue                                                         107,516                  13,164
         Accrued expenses                                                      (  603,557)              (  69,412)
                                                                           --------------          --------------
              Net cash used in operating activities                            (  991,649)             (2,344,948)
                                                                           --------------          --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment, net                                      (276,364)                (31,664)
   Change in other assets                                                          12,560                   3,550
                                                                           --------------          --------------
              Net cash used in investing activities                              (263,804)                (28,114)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance under the Employee Stock Purchase Plan                   15,998                  11,021
   Proceeds from exercise of stock options                                        247,025                  20,875
                                                                           --------------          --------------
              Net cash provided by financing activities                           263,023                  31,896
                                                                           --------------          --------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                          (992,430)             (2,341,166)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  4,289,645               2,624,990
                                                                           --------------          --------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $     3,297,216        $        283,824
                                                                           ==============          ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
   Cash paid during the period -
   Income Taxes                                                           $       260,500        $          2,000
                                                                           ==============          ==============
   Interest                                                               $           ---        $            ---
                                                                           ==============          ==============

  The accompanying notes are an integral part of these financial statements.

                         Notes to Financial Statements

1.  Basis of Presentation
    ---------------------

The interim period information set forth in these financial statements is unaudited and may be subject to normal year-end adjustments. In the opinion of management, the information reflects all adjustments, which consist of normal recurring accruals that are considered necessary to present a fair statement of the results of operations of Geerlings & Wade, Inc. (the "Company") for the interim periods presented. The operating results for the quarter ended March 31, 2000 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2000.

The financial statements presented herein should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Certain information in these footnote disclosures normally included in financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission.

2.  Basic and Diluted Net Income Per Common Share
    ---------------------------------------------

The Company applies the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share, which establishes standards for computing and presenting earnings per share. For the quarters ending March 31, 1999 and March 31, 2000 options to purchase a total of 325,001 and 408,267 common shares, respectively, have been excluded from the calculation of diluted earnings per share. These shares are considered antidilutive as the Company has recorded a loss for both periods.

3.  Comprehensive Income (Loss)
    ---------------------------

SFAS No. 130, Reporting Comprehensive Income, requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Comprehensive Income (loss) is defined as a change in equity of a business enterprise during a period from transactions or other events and circumstances from nonowner sources. The Company did not have any items of comprehensive loss for the quarters ended March 31, 1999 and March 31, 2000, and therefore, total comprehensive loss was the same as reported net loss for those periods.

4.  Change in Accounting Estimate
    -----------------------------

During the quarter ended March 31, 2000, the Company performed a review of its amortization period for acquisition mailing costs. Based on this review of the period over which revenue is generated from acquisition mailings, the Company made a change in accounting estimate that reduced the period over which acquisition mailing costs are amortized. This change in estimate resulted in additional marketing expense of approximately $632,000 for the quarter ended March 31, 2000. This change in estimate increased loss per share by $0.16.

5.  Purchase Price Advance from Liquid Holdings
    -------------------------------------------

During 1999, the Company received $1,250,000 from Liquid Holdings, Inc. related to the proposed merger with Liquid Acquisition Corp., a subsidiary of Liquid Holdings Inc. As this amount was refundable by the Company under certain limited circumstances, it was recorded as a liability on the balance sheet at December 31, 1999. This amount was recognized as other income during the quarter ended March 31, 2000 upon the automatic termination of the merger agreement on February 22, 2000.

Important Factors Regarding Forward-Looking Statements

     The Company may occasionally make forward-looking statements and estimates such as forecasts and projections of the Company's future performance or statements of management's plans and objectives. These forward-looking statements may be contained in SEC filings, press releases and oral statements, among others, made by the Company. Actual results could differ materially from those in such forward-looking statements. Therefore, no assurance can be given that the results in such forward-looking statements will be achieved. Important factors could cause the Company's actual results to differ from those contained in such forward-looking statements, including, among other things, the factors mentioned in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 on file with the U.S. Securities and Exchange Commission.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     Geerlings & Wade is a direct marketer and Internet retailer of premium wines and wine-related merchandise to retail consumers. The Company currently maintains licensed facilities in sixteen states. Federal, state and local laws strictly govern the sale of wine in each market served by the Company.

Quarters Ended March 31, 1999 and March 31, 2000

Sales

     Sales decreased $378,000, or 4.4%, from $8,530,000 in the quarter ended March 31, 1999 to $8,152,000 in the quarter ended March 31, 2000. Sales levels largely depend on response rates and the number of "house mailings," which are product offerings to existing customers and of "acquisition mailings," which are product offerings to potential new customers. Catalog, retail store and Internet sales also contribute to total sales. Overall, sales from existing customers decreased primarily due to fewer mailings to these customers as a result of system-related conversion problems that were corrected by the beginning of February 2000, to a reduction in outbound telemarketing and to mailing 387,000 fewer catalogs in the first quarter of 2000 than the first quarter of 1999. Geerlings & Wade's sales from e-commerce transactions, however, increased from $248,000 in the first quarter of 1999 to $1,027,000 in the first quarter of 2000, an increase of 314%. Many of these sales came from existing customers who previously ordered Geerlings & Wade products by telephone. Improved response rates to first quarter acquisition mailings in 2000 generated an additional $650,000 in sales from these promotion mailings and helped offset the decline in sales from existing customers. Sales of wine decreased 3.6% in the first quarter of 2000 as compared to the first quarter of 1999 in markets in which the Company has operated for at least one year. Sales of wine, however, increased 194% in the Texas market, which was opened during the first quarter of 1999. The number of twelve-bottle equivalent cases ("cases"), exclusive of wine reservation sales, sold by the Company decreased by 3,471, or 4.3%, from 80,661 in the quarter ended March 31, 1999 to 77,190 in the quarter ended March 31, 2000. The average case price, exclusive of wine reservation sales, increased by $4.72, or 4.7%, from $101.28 in the quarter ended March 31, 1999 to $106.00 in the quarter ended March 31, 2000. The increase in average case price reflects an increase in the average price for wines featured in house mailings during the first quarter 2000. The average number of cases purchased per customer order was 1.03 in the quarter ended March 31, 2000 compared to 1.07 in the first quarter of 1999. The average number of cases per order was reduced by increased sales resulting from acquisition mailings since the average cases per order from first time buyers is significantly less than average cases per order from existing customers.


Gross Profit

     Gross profit decreased $72,000, or 1.8%, from $4,102,000 in the quarter ended March 31, 1999 to $4,030,000 in the quarter ended March 31, 2000. Gross profit as a percentage of sales increased from 48.1% in the quarter ended March 31, 1999 to 49.4% in the quarter ended March 31, 2000. Gross profit attributable to wine sales increased $1.24 per case, or 2.4%, from $51.00 per case in the quarter ended March 31, 1999 to $52.24 per case in the quarter ended March 31, 2000. The increase in gross profit percentage resulted primarily from the Company's ability to purchase wines at lower costs and to take advantage of a favorable foreign exchange rate environment. However, this increase was offset in part by the sale of accessories on www.geerwade.com at reduced prices since the end of the second quarter of 1999 to encourage greater e-commerce sales and also by the increased sales of nationally-branded wines, which sell at lower gross margins.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased $977,000, or 21.2%, from $4,604,000 in the quarter ended March 31, 1999 to $5,581,000 in the quarter ended March 31, 2000 and increased as a percentage of sales from 54.0% in the quarter ended March 31, 1999 to 68.5% in the quarter ended March 31, 2000. The net increase in selling, general and administrative expenses is largely attributable to increased shipping expense, which resulted from switching couriers in certain states. Additionally, a change in an accounting estimate made in the first quarter 2000 shortened the period over which the Company amortizes costs of acquisition mailings. The estimate change had the effect of increasing marketing expense in the first quarter of 2000 by $632,000. The Company also incurred legal expenses of $49,000 related to a potential merger with Liquid Holdings Inc. that was not consummated. Marketing expenses, including the effect of the change in accounting estimate, increased $339,000 from $2,063,000 in 1999 to $2,402,000 in 2000.

Interest and Other Expense and Income

     Interest income decreased from $15,000 in the quarter ended March 31, 1999 to $7,000 in the quarter ended March 31, 2000. This decrease in interest income was due to having lower cash balances invested during the first quarter of 2000 as compared to the first quarter of 1999. There was no interest expense in either the first quarter of 1999 or the first quarter of 2000. Other expense increased by $69,000 due to a loss on the disposal of the Company's original software system. Additionally, the Company recognized $1,250,000 in other income representing a payment from Liquid Holdings Inc. in connection with a potential merger with Liquid Holdings Inc. that automatically terminated on February 22, 2000. The Company incurred expenses related to the unconsummated merger of $825,000 in the fiscal year ending on December 31, 1999 and $49,000 in the first quarter of 2000.

Provision for Income Taxes

     The Company's recorded no provision (benefit) for income taxes for the quarter ended March 31, 2000 due to the uncertainty of using this provision in
the near term.   During the quarter ended March 31, 1999, the Company recorded a benefit for income taxes of $204,000.

Liquidity and Capital Resources

     The Company's primary working capital needs include purchases of inventory, software development and advertising expenses related to e-commerce sites and the cost of acquisition mailings and other expenses associated with promoting sales. As of March 31, 2000, the Company had cash and cash equivalents totaling $284,000. On April 13, 2000, the Company entered into a credit agreement with a bank under which the Company can borrow up to a maximum principal amount equal to the lesser of 50% of qualifying inventory or $5.0 million. Amounts borrowed under this facility bear interest at the prime rate and are collateralized by substantially all of the assets of the Company. Subsequent to the first quarter end, the Company borrowed approximately $2 million under this credit facility.

     During the quarter ending March 31, 2000, net cash of $2,345,000 was used by operating activities, resulting principally from net losses and an increase in inventory, which reductions were offset by decreases in accounts receivable, prepaid mailing costs and an increase in accounts payable.

     The Company invested $28,000 in computer hardware and software in the first quarter of 2000.

     At December 31, 1999 and March 31, 2000, the Company had working capital of $10,054,000 and $8,627,000, respectively. The decrease in working capital was primarily due to increases in inventory and accounts payable and a decrease in cash and cash equivalents.

     The Company presently believes that cash flows from operations and amounts available under the new credit facility will be sufficient to meet the Company's working capital and capital expenditure requirements for the foreseeable future.

Exchange Rates

     The Company engages, from time to time, in currency-hedging activities related to firm commitments for the purchase of inventories in an effort to fix costs and manage the impact of exchange rate fluctuations. The Company has a foreign exchange line of credit with BankBoston, N.A., which allows the Company to enter into forward currency exchange contracts of up to $500,000 maturing on any one day. As of March 31, 2000, the Company had two forward currency exchange contracts to purchase approximately 3.77 million French francs (FF) (equivalent to approximately $.60 million.)

Item 3:   Quantitative and Qualitative Disclosure about Market Risk

     The following discussion about the Company's market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements.

The Company is exposed to market risk related to foreign currency exchange rates. The Company does not use derivative financial instruments for speculative or trading purposes. The Company enters into foreign exchange forward contracts to reduce its exposure to currency fluctuations on vendor accounts payable denominated in foreign currencies. The objective of these contracts is to neutralize the impact of foreign currency exchange rate movements on the Company's operating results. The gains and losses on these contracts are included in earnings when the underlying foreign currency denominated transaction is recognized. Gains and losses related to these instruments for the quarters ended March 31, 2000 and 1999 were not material to the Company. Looking forward, the Company does not anticipate any material adverse effect on its financial position, results of operations or cash flows resulting from the use of these instruments. However, there can be no assurance that these strategies will be effective or that transaction losses can be minimized or forecasted accurately.

PART II. OTHER INFORMATION

Item 5. On February 22, 2000, the Agreement and Plan of Merger among Liquid Holdings Inc., Liquid Acquisition Corp. and the Company, which was entered into by the parties on September 27, 1999, automatically terminated in accordance with its terms. The termination provision in the merger agreement was triggered when Liquid Holdings did not obtain binding replacement equity commitments by February 21, 2000, in a form and from financing sources reasonably satisfactory to the Company.

On April 5, 2000, David Pearce, the Company's Chief Financial Officer, was named President and Chief Executive Officer following the resignation of Jay Essa, the Company's previous President and Chief Financial Officer.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

                    27   Financial Data Schedule


         (b) The following filings were made on Form 8-K during the first quarter: On January 27, 2000, a Form 8-K was filed reporting an amendment dated as of January 26, 2000 to the Agreement and Plan of Merger by and among Liquid Holdings Inc., Liquid Acquisition Corp. and the Company dated September 27, 1999, as amended on December 23, 1999. On February 22, 2000, a Form 8-K was filed reporting the automatic termination as of February 22, 2000 of the Agreement and Plan of Merger by and among Liquid Holdings Inc., Liquid Acquisition Corp. and the Company dated September 27, 1999, as amended on December 23, 1999 and January 26, 2000.

                                   SIGNATURES

       Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          GEERLINGS & WADE, INC.
                                          (Registrant)



                                          By: /s/ David R. Pearce
                                              -------------------
                                          Name:  David R. Pearce
                                          Title: President, Chief Executive
                                                 Officer and Chief Financial
                                                 Officer





Dated: May 15, 2000