Form 10-Q
period 2000-06-30
GEERLINGS & WADE INC
filed 2000-08-14
CIK 922810

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

                               Yes [X]     No [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

                   Par Value        Date             Number of Shares
                   ---------        ----             ----------------

    Common Stock       $.01     August 14, 2000           3,855,940

                             GEERLINGS & WADE, INC.
                                     INDEX

                                                                           Page
                                                                           ----

PART I.  FINANCIAL INFORMATION

   Item 1. Financial Statements
      Balance Sheets as of December 31, 1999 and
      June 30, 2000 (Unaudited).............................................  3

      Statements of Operations for the Quarters Ended June 30, 1999
      and June 30, 2000 and for the Six Months ended June 30, 1999 and June 30, 2000 (Unaudited).........................................  4

      Statements of Cash Flows for the Six Months ended June 30, 1999 and June 30, 2000 (Unaudited).........................................  5

      Notes to Financial Statements.........................................  6

   Item 2. Management's Discussion and Analysis
      of Financial Condition and Results of Operations......................  7

   Item 3. Quantitative and Qualitative Disclosure about Market Risk........  9

PART II. OTHER INFORMATION

   Item 5. Other Information................................................ 10

   Item 6. Exhibits and Reports on Form 8-K................................. 10

SIGNATURES.................................................................. 11

                     PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                             GEERLINGS & WADE, INC.
                                 BALANCE SHEETS
                                  (Unaudited)

                                                                                      December 31,                    June 30,
                                                                                          1999                          2000
                                                                                      -----------                   -----------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                                        $ 2,624,990                   $   111,641
     Accounts receivable                                                                1,395,305                     1,182,613
     Inventory                                                                          9,481,779                    12,818,324
     Prepaid mailing costs                                                                899,400                       240,557
     Prepaid expenses and other assets                                                  1,265,916                       983,791
     Deferred income taxes, net                                                           229,139                       229,139
                                                                                      -----------                   -----------

          Total Current Assets                                                         15,896,529                    15,566,065
                                                                                      -----------                   -----------

PROPERTY AND EQUIPMENT, AT COST                                                         2,442,285                     2,322,817
     Less--Accumulated Depreciation                                                     1,326,174                     1,414,852
                                                                                      -----------                   -----------
                                                                                        1,116,111                       907,965
                                                                                      -----------                   -----------

Deferred Income Taxes, net                                                                352,408                       352,408
                                                                                      -----------                   -----------
Other Assets                                                                              390,411                       371,105
                                                                                      -----------                   -----------

                                                                                      $17,755,459                   $17,197,543
                                                                                      ===========                   ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Line of credit                                                                   $       ---                   $ 2,000,000
     Accounts payable                                                                   3,354,972                     2,978,425
     Current portion of deferred revenue                                                1,171,406                     1,125,810
     Accrued expenses                                                                   1,316,166                     1,125,603
                                                                                      -----------                   -----------

          Total Current Liabilities                                                     5,842,544                     7,229,838
                                                                                      -----------                   -----------


Deferred Revenue, less current revenue                                                    436,206                       478,710
                                                                                      -----------                   -----------
Purchase Price Advance from Liquid Holdings                                            1,250,0000                           ---
                                                                                      -----------                   -----------

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value -
         Authorized-1,000,000 shares
          Outstanding-none
     Common stock, $.01 par value-
          Authorized-10,000,000 shares-
       Issued and outstanding-3,849,071 and  3,855,940 shares in
        1999 and 2000, respectively                                                        38,491                        38,559

     Additional paid-in capital                                                        10,075,279                    10,107,108
     Retained earnings (deficit)                                                          112,939                      (656,672)
                                                                                      -----------                   -----------

            Total Stockholders' Equity                                                 10,226,709                     9,488,995
                                                                                      -----------                   -----------

                                                                                      $17,755,459                   $17,197,543
                                                                                      ===========                   ===========

                             GEERLINGS & WADE, INC.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                              Quarter Ended                         Six Months Ended
                                                         June 30,          June 30,            June 30,            June 30,
                                                           1999              2000                1999                2000
                                                        ----------        ----------         -----------         -----------

Sales                                                   $8,559,354        $8,893,487         $17,089,277         $17,045,218

Cost of Sales                                            4,403,731         4,589,481           8,831,631           8,711,535
                                                        ----------        ----------         -----------         -----------

Gross Profit                                             4,155,623         4,304,006           8,257,646           8,333,683

Selling, general and administrative expenses             3,793,530         4,620,722           8,397,289          10,202,018

Merger related expenses                                        ---               ---                 ---              48,981
                                                        ----------        ----------         -----------         -----------

Income (loss) from operations                              362,093          (316,716)           (139,643)         (1,917,316)

Loss on disposal of fixed asset                                ---               ---                 ---             (68,886)

Purchase price advance from Liquid Holdings                    ---               ---                 ---           1,250,000

Interest income                                             11,755               159              26,765               6,814

Interest expense                                               ---           (40,222)                ---             (40,222)
                                                        ----------        ----------         -----------         -----------

Income (loss) before income taxes                          373,848          (356,779)           (112,878)           (769,610)

Provision (benefit) for income taxes                       157,300               ---             (47,100)                ---
                                                        ----------        ----------         -----------         -----------

Net income (loss)                                       $  216,548        $ (356,779)        $   (65,778)        $  (769,610)
                                                        ==========        ==========         ===========         ===========




Net income (loss) per share

        Basic                                                $0.06            $(0.09)             $(0.02)             $(0.20)
                                                        ==========        ==========         ===========         ===========
        Diluted                                              $0.06            $(0.09)             $(0.02)             $(0.20)
                                                        ==========        ==========         ===========         ===========

Weighted average common shares and common equivalents outstanding

        Basic                                            3,846,623         3,855,940           3,837,352           3,854,193
                                                        ==========        ==========         ===========         ===========
        Diluted                                          3,922,428         3,855,940           3,837,352           3,854,193
                                                        ==========        ==========         ===========         ===========

                             GEERLINGS & WADE, INC.
                            STATEMENT OF CASH FLOWS
                                  (Unaudited)



        Six Months Ended
                                                                                         June 30,                   June 30,
                                                                                           1999                       2000
                                                                                        -----------                -----------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net Loss                                                                             $  (65,778)                $ (769,610)
   Adjustments to reconcile net income to net cash used in
       operating activities --
         Depreciation and amortization                                                      228,731                    277,030
         Loss on disposition of fixed asset                                                     ---                     68,886
         Recognition of purchase price advance from Liquid Holdings                             ---                 (1,250,000)
   Changes in current assets and liabilities --
         Accounts receivable                                                                180,080                    212,687
         Inventory                                                                       (1,640,290)                (3,336,545)
         Prepaid mailing costs                                                            1,037,596                    658,842
         Prepaid expenses                                                                   201,139                    276,608
         Accounts payable                                                                  (289,245)                  (376,548)
         Deferred revenue                                                                  (153,530)                    (3,092)
         Accrued expenses                                                                  (574,181)                  (190,563)
                                                                                        -----------                -----------
              Net cash used in operating activities                                      (1,075,478)                (4,432,305)
                                                                                        -----------                -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment, net                                                (424,509)                  (118,375)
   Change in other assets                                                                    12,560                      5,430
                                                                                        -----------                -----------
             Net cash used in investing activities                                         (411,949)                  (112,945)
                                                                                        -----------                -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under the loan facility                                                           ---                  2,000,000
   Proceeds from issuance under the Employee Stock Purchase Plan                             15,998                     11,021
   Proceeds from exercise of stock options                                                  247,689                     20,875
                                                                                        -----------                -----------
             Net cash provided by financing activities                                      263,687                  2,031,896
                                                                                        -----------                -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                  (1,223,740)                (2,513,354)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                            4,289,645                  2,624,995
                                                                                        -----------                -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                $ 3,065,905                $   111,641
                                                                                        ===========                ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
   Cash paid during the period -
   Income Taxes                                                                         $   304,389                $    10,666
                                                                                        ===========                ===========
   Interest                                                                             $       ---                $    40,222
                                                                                        ===========                ===========

   The accompanying notes are an integral part of these financial statements.

                         Notes to Financial Statements


1.  Basis of Presentation
--------------------------

The interim period information set forth in these financial statements is unaudited and may be subject to normal year-end adjustments. In the opinion of management, the information reflects all adjustments, which consist of normal recurring accruals that are considered necessary to present a fair statement of the results of operations of Geerlings & Wade, Inc. (the "Company") for the interim periods presented. The operating results for the quarter ended June 30, 2000 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2000.

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


2.  Basic and Diluted Net Income Per Common Share
--------------------------------------------------

The Company applies the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share, which establishes standards for computing and presenting earnings per share. For the quarters ending June 30, 1999 and June 30, 2000 options to purchase a total of 268,162 and 339,549 common shares, respectively, have been excluded from the calculation of diluted earnings per share. For the six months ending June 30, 1999 and June 30, 2000 options to purchase a total of 343,967 and 339,549 common shares, respectively, have been excluded from the calculation of diluted earnings per share. These shares are considered antidilutive as the Company has recorded a loss for both six-month periods.


3.  Comprehensive Income (Loss)
--------------------------------

SFAS No. 130, Reporting Comprehensive Income, requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Comprehensive Income (loss) is defined as a change in equity of a business enterprise during a period from transactions or other events and circumstances from nonowner sources. The Company did not have any other items of comprehensive loss for the quarters ended June 30, 1999 and June 30, 2000, and therefore, total comprehensive loss was the same as reported net loss for those periods.


4.   Change in Accounting Estimate
----------------------------------

During the quarter ended March 31, 2000, the Company performed a review of its amortization period for acquisition mailing costs. Based on this review of the period over which revenue is generated from acquisition mailings, the Company made a change in accounting estimate that reduced the period over which acquisition mailing costs are amortized. This change in estimate resulted in additional marketing expense of approximately $356,000 for the six months ended June 30, 2000. This change in estimate increased loss per share by $0.09.


5.   Purchase Price Advance from Liquid Holdings
------------------------------------------------

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

6.   Line of Credit
-------------------

On April 13, 2000, the Company entered into a credit agreement with a bank under which the Company can borrow up to a maximum principal amount equal to the lesser of 50% of qualifying inventory or $5.0 million. Amounts borrowed under this facility bear interest at the prime rate and are collateralized by substantially all of the assets of the Company. During the second quarter, the Company borrowed approximately $2,000,000 under this credit facility, which is currently outstanding. The Company is currently in default under the credit agreement (as a result of the Company's failures to meet the required debt service ratio in the second quarter and to obtain certain landlord's consent and subordination agreements) and is seeking a waiver from the bank. Management believes that the Company will obtain a waiver, but there can be no assurance that the Company will be able to do so.

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

Quarters Ended June 30, 1999 and June 30, 2000

Sales

Sales increased $334,000, or 3.9%, from $8,559,000 in the quarter ended June 30, 1999 to $8,893,000 in the quarter ended June 30, 2000. Sales levels depend largely on the number of "house mailings," which are product offerings to existing customers, and "acquisition mailings," which are product offerings to potential new customers, and the response rates to these mailings. Catalog, retail store and Internet sales also contribute to total sales. Sales resulting from acquisition mailings increased $390,000 during the second quarter of 2000 as compared to the same period in 1999. This increase resulted from higher response rates to the 2000 mailings as well as from a timing difference in the mailings. The 1999 acquisition campaign was mailed at the end of the first quarter whereas the acquisition campaign for 2000 was mailed entirely in the second quarter. Sales to existing customers increased $150,000 during the second quarter of 2000 as compared with the same period in 1999, resulting primarily from the increased circulation of house mailings, e-mail promotions and wine catalogs. Sales from e-commerce transactions increased by 295% from $388,000 in the second quarter of 1999 to $1,531,000 in the second quarter of 2000. Many of these sales came from existing customers who previously ordered products by telephone. Sales of wine accessories decreased by $73,000 from $163,000 in the second quarter of 1999 to $90,000 in the second quarter of 2000 as a result of not mailing an accessory catalog during the spring of 2000 as was done in the spring of 1999. Sales from the Passport Wine Club decreased by $131,000 from $271,000 in the second quarter of 1999 to $140,000 in the same quarter in 2000 because the Company has not promoted this program through separate direct mailings since the fall of 1998. The Company has continued to advertise the Passport Wine Club in its other mailings and on its web sites and is considering other means by which to promote the program.

Sales of wine increased 3.9% in the second quarter of 2000 as compared to the second quarter of 1999 in markets (defined by the shipping region of each warehouse) in which the Company has operated for at least one year. The number of twelve-bottle equivalent cases ("cases"), exclusive of wine reservation sales, sold by the Company increased by 15,584, or 21.5%, from 72,595 in the quarter ended June 30, 1999 to 88,179 in the quarter ended June 30, 2000. The average case price, exclusive of wine reservation sales, decreased by $14.61, or 13.0%, from $112.50 in the quarter ended June 30, 1999 to $97.89 in the quarter ended June 30, 2000. The average number of cases purchased per customer order was 1.12 in the quarter ended June 30, 2000 as comapred to 1.17 in the second quarter of 1999. The decrease in average case price and average number of cases per order resulted from increased sales from acquisition mailings because the average case price and average number of cases ordered in acquisition orders is lower than in orders from existing customers.

Gross Profit

Gross profit increased $148,000, or 4.2%, from $4,156,000 in the quarter ended June 30, 1999 to $4,304,000 in the quarter ended June 30, 2000. Gross profit as a percentage of sales decreased slightly from 48.6% in the quarter ended June 30, 1999 to 48.4% in the quarter ended June 30, 2000. Gross profit attributable to wine sales decreased $7.22 per case, or 13.4%, from $54.05 per case in the quarter ended June 30, 1999 to $46.83 per case in the quarter ended June 30, 2000. The decrease in gross profit per case resulted from increased sales from acquisition mailings since the average case price for acquisition orders was lower than for orders from existing customers.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $827,000, or 21.8%, from $3,794,000 in the quarter ended June 30, 1999 to $4,621,000 in the quarter ended June 30, 2000 and increased as a percentage of sales from 44.3% in the quarter ended June 30, 1999 to 52.0% in the quarter ended June 30, 2000. Nearly half of the net increase in selling, general and administrative expenses was attributable to one-time charges of $305,000 payable to the Company's former Chief Executive Officer pursuant to a severance arrangement and $93,000 in legal expenses related to the merger agreement with Liquid Holdings Inc. which was not consummated and to the negotiation of the Company's new credit agreement. The significant portion ($230,000) of the remaining net increase in selling, general and administrative expenses was attributable to shipping costs associated with the expense of switching from UPS to third-party couriers in Connecticut and Florida and of building the Company's business in Texas and North Carolina, neither of which are served by UPS. Shipping costs have risen as UPS has ceased shipping alcoholic beverages in a number of states. The Company is continuing to seek means to reduce its shipping costs. Marketing expenses increased $70,000 from $1,363,000 in the second quarter of 1999 to $1,433,000 in the second quarter of 2000.

Interest and Other Expense and Income

Interest income decreased from $11,755 in the quarter ended June 30, 1999 to $159 in the quarter ended June 30, 2000. This decrease in interest income was due to having lower cash balances invested during the second quarter of 2000 as compared to the second quarter of 1999. There was no interest expense in the second quarter of 1999 and $40,000 of interest expense in the second quarter of 2000. The interest paid during the second quarter of 2000 was due to borrowings under the Company's new line of credit.

Six-Month Periods Ended June 30, 1999 and June 30, 2000

Sales

     Sales decreased $44,000, or 0.3%, from $17,089,000 in the six months ended June 30, 1999 to $17,045,000 in the six months ended June 30, 2000. The decrease in sales resulted from the sales decrease in the first quarter of 2000 resulting from fewer house mailings and catalog mailings to existing customers and to the cessation of outbound telemarketing efforts to existing customers. Sales, exclusive of wine accessory sales, decreased 0.4% in markets (defined by the shipping region of each warehouse) in which the Company has operated for at least one year. The number of cases, exclusive of wine reservation sales, sold by the Company increased by 20,071, or 13.8%, from 145,298 in the six months ended June 30, 1999 to 165,369 in the six months ended June 30, 2000. The average case price decreased by $11.73, or 10.5%, from $111.49 in the six months ended June 30, 1999 to $99.76 in the six months ended June 30, 2000. The average number of cases purchased per customer order was 1.08 in the six months ended June 30, 2000 compared to 1.12 in the comparable fiscal period of 1999. The decrease in average case price and average number of cases per order resulted from increased sales from acquisition mailings because the average case price and average number of cases ordered in acquisition orders is lower than in orders from existing customers.

Gross Profit

     Gross profit increased $76,000, or 0.9%, from $8,258,000 in the six months ended June 30, 1999 to $8,334,000 in the six months ended June 30, 2000. Gross profit as a percentage of sales increased from 48.3% in the six months ended June 30, 1999 to 48.9% in the six months ended June 30, 2000. The increase in gross profit as a percentage of sales was attributable to favorable foreign exchange rates and to improved purchasing methods. Gross profit attributable to wine sales, exclusive of wine reservation sales, decreased $5.02 per case, or 9.5%, from $53.01 per case in the six months ended June 30, 1999 to $47.98 per case in the six months ended June 30, 2000. The decrease in average gross profit per case resulted from the increase in sales from acquisition mailings since the average case price in acquisition orders is lower than in orders from existing customers.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased $1,805,000, or 21.7%, from $8,397,000 in the six months ended June 30, 1999 to $8,334,000 in the six months ended June 30, 2000. As a percentage of sales, these expenses increased from 49.1% in the six months ended June 30, 1999 to 59.9% in the six months ended June 30, 2000. The net increase in selling, general and administrative expenses is largely attributable to increased shipping expense of $500,000, which resulted from switching couriers in certain states and a change in accounting estimate made in the first quarter 2000 that reduced the period over which the Company amortizes costs of acquisition mailings. Shipping costs have risen as UPS has ceased shipping alcoholic beverages in a number of states. The Company is continuing to seek means to reduce its shipping costs. The accounting estimate change had the effect of increasing marketing expense in the first six months of 2000 by $356,000. The Company also incurred legal expenses of $221,000 related to a merger with Liquid Holdings Inc. that was not consummated and the Company's new line of credit. Additionally, the Company recognized a one-time charge of $305,000 payable to the Company's former Chief Executive Officer pursuant to a severance arrangement. Marketing expenses, including the effect of the change in accounting estimate, increased $411,000 from $3,425,000 in the first six months of 1999 to $3,836,000 in the first six months of 2000.

Interest

     Interest income decreased from $26,765 in the period ended June 30, 1999 to $6,814 in the period ended June 30, 2000 due to lower invested cash balances. Interest expense increased from $0 in the six months ended June 30, 1999 to $40,222 in the six months ended June 30, 2000 as a result of borrowings under the Company's line of credit during the second quarter of 2000.

Provision for Income Taxes

The Company's recorded no provision for income taxes for the quarter ended June 30, 2000 due to the uncertainty of using this provision in the near term. During the quarter ended June 30, 1999, the Company recorded a provision for income taxes of $157,000.

Liquidity and Capital Resources

The Company's primary working capital needs include purchases of inventory, software development and advertising expenses related to e-commerce sites and the cost of acquisition mailings and other expenses associated with promoting
sales.   As of June 30, 2000, the Company had cash and cash equivalents totaling
$112,000. On April 13, 2000, the Company entered into a credit agreement with a bank under which the Company can borrow up to a maximum principal amount equal to the lesser of 50% of qualifying inventory or $5.0 million. Amounts borrowed under this facility bear interest at the prime rate and are collateralized by substantially all of the assets of the Company. During the second quarter, the Company borrowed approximately $2,000,000 under this credit facility, which is currently outstanding. The Company is currently in default under its credit agreement (as a result of the Company's failures to meet the required debt service ratio in the second quarter and to obtain certain landlord's consent and subordination agreements) and is seeking a waiver from the bank. Management believes that the Company will obtain a waiver, but there can be no assurance that the Company will be able to do so.

During the six months ended June 30, 2000, net cash of $4,432,000 was used by operating activities, resulting principally from net losses, recognition of a purchase price advance from Liquid Holdings and an increase in inventory and accounts payable, which reductions were offset by decreases in accounts receivable, prepaid mailing costs and prepaid expenses.

The Company invested $93,960 in computer hardware and software in the second quarter of 2000.

At December 31, 1999 and June 30, 2000, the Company had working capital of $10,054,000 and $8,336,000, respectively. The decrease in working capital was primarily due to a decrease in cash and cash equivalents and an increase in the Company's line of credit and inventory.

The Company presently believes that cash flows from operations and amounts available under the Company's credit facility will be sufficient to meet the Company's working capital and capital expenditure requirements for the foreseeable future.

Exchange Rates

The Company engages, from time to time, in currency-hedging activities related to firm commitments for the purchase of inventories in an effort to fix costs and manage the impact of exchange rate fluctuations. The Company has a foreign exchange line of credit with BankBoston, N.A., which allows the Company to enter into forward currency exchange contracts of up to $500,000 maturing on any one day. As of June 30, 2000, the Company had one forward currency exchange contract to purchase approximately 1.49 million French francs (FF) (equivalent to approximately $230,000).

Item 3:   Quantitative and Qualitative Disclosure about Market Risk

The following discussion about the Company's market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements.

The Company is exposed to market risk related to foreign currency exchange rates. The Company does not use derivative financial instruments for speculative or trading purposes. The Company enters into foreign exchange forward contracts to reduce its exposure to currency fluctuations on vendor accounts payable denominated in foreign currencies. The objective of these contracts is to neutralize the impact of foreign currency exchange rate movements on the Company's operating results. The gains and losses on these contracts are included in earnings when the underlying foreign currency denominated transaction is recognized. Gains and losses related to these instruments for the quarters ended June 30, 2000 and 1999 were not material to the Company. Looking forward, the Company does not anticipate any material adverse effect on its financial position, results of operations or cash flows resulting from the use of these instruments. However, there can be no assurance that these strategies will be effective or that transaction losses can be minimized or forecasted accurately.

PART II. OTHER INFORMATION

Item 4.  SUBMISSIONS OF MATTERS TO A VOTE OF STOCKHOLDERS

     (a)  The Company held its annual meeting on May 9, 2000.
     (b) At the annual meeting, stockholders elected Messrs. John M. Connors, Jr. and Huib E. Geerlings as a director. Messrs. James C. Curvey, Phillip D. Wade and Robert Webb continued serving their terms of office after the annual meeting.
     (c)  Results of annual meeting votes:

Proposal                                        For               Against             Withheld          Abstentions
To elect as director John M. Connors, Jr.     3,194,978                                 5,990

To elect as director Huib E. Geerlings        3,188,478                                12,490

To ratify the appointment of Arthur
 Andersen LLP as independent auditors
 of the Company                               3,192,824            6,110                                   2,034




Item 5. On April 5, 2000, David Pearce, the Company's Chief Financial Officer, was named President and Chief Executive Officer following the resignation of Jay Essa, the Company's previous President and Chief Executive Officer.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

         10.1 Agreement dated as of April 7, 2000 between the Company and David Pearce.

         10.2 Credit Agreement dated as of April 13, 2000 between the Company and Citizens Bank of Massachusetts.

         10.3 Post-Closing Agreement dated as of April 13, 2000 between the Company and Citizens Bank of Massachusetts.

         10.4 Lease Agreement dated as of April 24, 2000 between the Company and Tampa Tri-County Flexxspace, Ltd.

           27  Financial Data Schedule

        (b) No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             GEERLINGS & WADE, INC.
                                  (Registrant)

                                     By: /s/ David R. Pearce
                                     -----------------------

                                     Name:  David R. Pearce
                                     Title: President, Chief Executive
                                            Officer and Chief Financial
                                            Officer

Dated: August 14, 2000