Form 10-Q
period 2000-09-30
GEERLINGS & WADE INC
filed 2000-11-14
CIK 922810

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                             Yes  [X]         No  [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

                     Par Value         Date             Number of Shares
                     ---------         ----             ----------------

Common Stock          $.01        November 14, 2000         3,855,940

                             GEERLINGS & WADE, INC.
                                     INDEX

                                                                       Page
                                                                       ----
PART I.      FINANCIAL INFORMATION

 Item 1.     Financial Statements

             Balance Sheets as of December 31, 1999
             and September 30, 2000 (Unaudited)............................   3

             Statements of Operations for the Three Months Ended September 30, 1999 and September 30, 2000 and for the Nine Months ended September 30, 1999 and September 30, 2000
             (Unaudited)...................................................   4


             Statements of Cash Flows for the Nine Months ended September 30, 1999 and September 30, 2000
             (Unaudited)...................................................   5

             Notes to Financial
             Statements....................................................   6

 Item 2.     Management's Discussion and Analysis of Financial Condition and
             Results of Operations..........................................  8

 Item 3.     Quantitative and Qualitative Disclosure about Market Risk...... 11

PART II.     OTHER INFORMATION

 Item 5.     Other Information.............................................. 12

 Item 6.     Exhibits and Reports on Form 8-K............................... 12

SIGNATURES.................................................................. 13

                       PART I.      FINANCIAL INFORMATION

ITEM  1.  FINANCIAL STATEMENTS

                             GEERLINGS & WADE, INC.
                                 BALANCE SHEETS
                                  (Unaudited)

                                                         December 31,          September 30,
                                                            1999                    2000
                                                         ------------          -------------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                           $ 2,624,990          $   300,765
     Accounts receivable                                   1,395,305            1,178,724
     Inventory                                             9,481,779           15,142,088
     Prepaid mailing costs                                   899,400            1,212,469
     Prepaid expenses and other current assets             1,265,916            1,163,176
     Deferred income taxes, net                              229,139              229,139
                                                         -----------          -----------

          Total Current Assets                            15,896,529           19,226,361
                                                         -----------          -----------

PROPERTY AND EQUIPMENT, AT COST                            2,442,285            2,349,911
     Less--Accumulated Depreciation                        1,326,174            1,522,282
                                                         -----------          -----------
                                                           1,116,111              827,629
                                                         -----------          -----------

Deferred Income Taxes, net                                   352,408              352,408
                                                         -----------          -----------
Other Assets                                                 390,411              366,846
                                                         -----------          -----------

                                                         $17,755,459          $20,773,244
                                                         ===========          ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Line of credit                                      $       ---          $ 2,750,000
     Accounts payable                                      3,354,972            5,950,050
     Current portion of deferred revenue                   1,171,406            1,315,974
     Accrued expenses                                      1,316,166            1,032,637
                                                         -----------          -----------

          Total Current Liabilities                        5,842,544           11,048,661
                                                         -----------          -----------


Deferred Revenue, less current portion                       436,206              445,680
                                                         -----------          -----------
Purchase Price Advance from Liquid Holdings               1,250,0000                  ---
                                                         -----------          -----------

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value -
         Authorized-1,000,000 shares
          Outstanding-none
     Common stock, $.01 par value-
         Authorized-10,000,000 shares-
          Issued and outstanding-3,849,071 and
           3,855,940 shares in 1999 and 2000,
           respectively                                       38,491               38,559

     Additional paid-in capital                           10,075,279           10,107,108
     Retained earnings (deficit)                             112,939             (866,764)
                                                         -----------          -----------

            Total Stockholders' Equity                    10,226,709            9,278,903
                                                         -----------          -----------

                                                         $17,755,459          $20,773,244
                                                         ===========          ===========

   The accompanying notes are an integral part of these financial statements.

                             GEERLINGS & WADE, INC.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                           Three Months Ended               Nine Months Ended
                                                      September 30,   September 30,   September 30,     September 30,
                                                          1999            2000             1999              2000
                                                      -------------   -------------   -------------     -------------
Sales                                                  $7,362,390      $6,898,480      $24,451,667      $23,943,697

Cost of Sales                                           3,651,336       3,668,444       12,482,967       12,379,979
                                                       ----------      ----------      -----------      -----------

Gross Profit                                            3,711,054       3,230,036       11,968,700       11,563,718

Selling, general and administrative expenses            3,422,423       3,391,862       11,819,712       13,593,878

Merger related expenses                                   696,664             ---          696,664           48,981
                                                       ----------      ----------      -----------      -----------

Loss from operations                                     (408,033)       (161,826)        (547,676)      (2,079,141)

Loss on disposal of fixed asset                            50,742             ---           50,742           68,886

Purchase price advance from Liquid Holdings                   ---             ---              ---        1,250,000

Interest income                                             6,954             290           33,719            7,104

Interest expense                                              ---         (48,556)             ---          (88,778)
                                                       ----------      ----------      -----------      -----------

Loss before income taxes                                 (451,821)       (210,092)        (564,699)        (979,701)

Benefit for income taxes                                 (189,700)            ---         (236,800)             ---
                                                       ----------      ----------      -----------      -----------

Net Loss                                               $ (262,121)     $ (210,092)     $  (327,899)     $  (979,701)
                                                       ==========      ==========      ===========      ===========




Net Loss per share
                                                       $    (0.07)     $     (0.05)     $    (0.09)     $     (0.25)
        Basic                                          ==========      ===========      ==========      ===========

        Diluted                                        $    (0.07)     $     (0.05)     $    (0.09)     $     (0.25)
                                                       ==========      ===========      ==========      ===========

Weighted average common shares and common equivalents outstanding

        Basic
                                                        3,847,524       3,855,940        3,840,780        3,854,780
                                                       ==========      ==========      ===========      ===========
        Diluted                                         3,847,524       3,855,940        3,840,780        3,854,780
                                                       ==========      ==========      ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                             GEERLINGS & WADE, INC.
                            STATEMENT OF CASH FLOWS
                                  (Unaudited)



           Nine Months Ended
                                                                          September 30,       September 30,
                                                                               1999               2000
                                                                          -------------       -------------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net Loss                                                               $ (327,899)         $ (979,701)
   Adjustments to reconcile net Loss to net cash used in
       operating activities --
         Depreciation and amortization                                        396,432             392,811
         Loss on disposition of fixed asset                                    50,742              68,886
         Recognition of purchase price advance from Liquid Holdings               ---          (1,250,000)
   Changes in current assets and liabilities --
         Accounts receivable                                                 (532,905)            216,581
         Inventory                                                         (2,439,696)         (5,660,309)
         Prepaid mailing costs                                                730,391            (313,069)
         Prepaid expenses                                                      76,506            (299,979)
         Prepaid income tax                                                  (713,221)            395,507
         Accounts payable                                                     498,617           2,595,078
         Deferred revenue                                                    (123,332)            154,042
         Accrued expenses                                                     521,375            (283,529)
                                                                          -----------         -----------
              Net cash used in operating activities                        (1,862,990)         (4,963,682)
                                                                          -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment, net                                  (957,506)           (145,469)
   Change in other assets                                                      13,109               3,030
                                                                          -----------         -----------
             Net cash used in investing activities                           (944,397)           (142,439)
                                                                          -----------         -----------


CASH FLOWS FROM FINANCING ACTIVITIES:                                       1,250,000
   Purchase price advance from Liquid Holdings                                    ---                 ---
   Borrowings under the loan facility                                                           2,750,000
   Proceeds from issuance under the Employee Stock Purchase Plan               26,945              11,021
   Proceeds from exercise of stock options                                    247,689              20,875
                                                                          -----------         -----------
             Net cash provided by financing activities                      1,524,634           2,781,896
                                                                          -----------         -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                    (1,282,753)         (2,324,225)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              4,289,645           2,624,990
                                                                          -----------         -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $ 3,006,892         $   300,765
                                                                          ===========         ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
   Cash paid during the period -
   Income Taxes                                                           $   562,389         $    11,460
                                                                          ===========         ===========
   Interest                                                               $       ---         $    88,778
                                                                          ===========         ===========

   The accompanying notes are an integral part of these financial statements.

                         NOTES TO FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The interim period information set forth in these financial statements is unaudited and may be subject to normal year-end adjustments. In the opinion of management, the information reflects all adjustments, which consist of normal recurring accruals that are considered necessary to present a fair statement of the results of operations of Geerlings & Wade, Inc. (the "Company") for the interim periods presented. The operating results for the quarter ended September 30, 2000 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2000.

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

2.  BASIC AND DILUTED NET INCOME PER COMMON SHARE

The Company applies the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share, which establishes standards for computing and presenting earnings per share. For the quarters ended September 30, 1999 and September 30, 2000 options to purchase a total of 425,467 and 379,648 common shares, respectively, have been excluded from the calculation of diluted earnings per share. For the nine months ended September 30, 1999 and September 30, 2000 options to purchase a total of 425,467 and 379,648 common shares, respectively, have been excluded from the calculation of diluted earnings per share. These shares are considered antidilutive as the Company recorded a loss for each of the quarters and the nine-month periods ended September 30, 1999 and September 30, 2000.

3.  COMPREHENSIVE INCOME (LOSS)

SFAS No. 130, Reporting Comprehensive Income, requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Comprehensive Income (loss) is defined as a change in equity of a business enterprise during a period from transactions or other events and circumstances from nonowner sources. The Company did not have any other items of comprehensive loss for the quarters or the nine-month periods ended September 30, 1999 and September 30, 2000, and therefore, total comprehensive loss was the same as reported net loss for those periods.

4.  CHANGE IN ACCOUNTING ESTIMATE

During the quarter ended March 31, 2000, the Company performed a review of its amortization period for acquisition mailing costs. Based on this review of the period over which revenue is generated from acquisition mailings, the Company made a change in accounting estimate that reduced the period over which acquisition mailing costs are amortized. This change in estimate resulted in additional marketing expense of approximately $263,000 for the nine months ended September 30, 2000. This change in estimate increased loss per share by $0.07.

5.  PURCHASE PRICE ADVANCE FROM LIQUID HOLDINGS

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

6.  LINE OF CREDIT

On April 13, 2000, the Company entered into a credit agreement with a bank under which the Company can borrow up to a maximum principal amount equal to the lesser of 50% of qualifying inventory or $5.0 million. Amounts borrowed under this facility bear interest at the prime rate and are collateralized by substantially all of the assets of the Company. Currently the Company has borrowings of approximately $2,750,000 outstanding under this credit facility. The Company received a waiver of interest coverage covenant from the bank with respect to the quarter ended June 30, 2000. The Company is currently in default under the credit agreement (as a result of the Company's failures to meet the required interest service ratio in the third quarter and to obtain certain landlord's consent and subordination agreements) and is seeking a second waiver from the bank. Management believes that the Company will obtain a waiver, but there can be no assurance that the Company will be able to do so.

7. RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 is effective for all periods beginning after June 15, 2000, as amended by SFAS No. 137 and establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Adoption of SFAS No. 133 is not expected to have a material impact on the Company's consolidated financial position or results from operations.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB 101) to clarify the accounting rules on revenue recognition and to provide more specific guidance on existing broad revenue recognition rules. The Company believes that its current revenue recognition policy complies with the SEC guidelines.

In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of Accounting Principles Board (APB), Opinion No. 25. The interpretation clarifies the application of APB Opinion No. 25 in certain situations, as defined. The interpretation is effective July 1, 2000, but covers certain events occurring during the period after December 15, 1998 but before the effective date. To the extent that events covered by this interpretation occur during the period after December 15, 1998 but before the effective date, the effects of applying this interpretation would be recognized on a prospective basis from the effective date. Accordingly, upon initial application of the final interpretation, (i) no adjustments would be made to the financial statements for periods before the effective date and (ii) no expense would be recognized for any additional compensation cost measured that is attributable to periods before the effective date. We expect that the adoption of this interpretation would not have any effect on the accompanying financial statements.

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

QUARTERS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 2000

SALES

Sales were $6,898,000 in the quarter ended September 30, 2000, which is a decrease of $464,000, or 6.3%, from sales of $7,362,000 in the quarter ended September 30, 1999. Sales levels depend largely on the number of "house mailings," which are product offerings to existing customers, and "acquisition mailings," which are product offerings to potential new customers, and the response rates to these mailings. Catalog, Passport Wine Club, retail store and Internet sales also contribute to total sales. Sales resulting from acquisition mailings decreased $137,000 during the third quarter of 2000 as compared to the same period in 1999. This decrease resulted from lower response rates to the 2000 mailings as well as from a timing difference in the mailings. The 1999 acquisition campaign was mailed at the end of August whereas the acquisition campaign for 2000 was mailed in September. Sales to existing customers decreased $357,000 during the third quarter of 2000 as compared with the same period in 1999, resulting primarily from the decreased circulation of house mailings and lower response rates. Sales from e-commerce transactions, the majority of which were to existing customers, increased by 223% from $350,000 in the third quarter of 1999 to $1,131,000 in the third quarter of 2000. Sales from the Passport Wine Club decreased by $32,000 from $176,000 in the third quarter of 1999 to $144,000 in the same quarter in 2000 because the Company has not promoted this program through separate direct mailings since the fall of 1998. The Company has continued to advertise the Passport Wine Club in its other mailings and on its web sites and is considering other means by which to promote the program.

Sales of wine decreased 7.9% in the third quarter of 2000 as compared to the third quarter of 1999 in markets (defined by the shipping region of each warehouse) in which the Company has operated for at least one year. The number of twelve-bottle equivalent cases ("cases"), exclusive of wine reservation sales, sold by the Company decreased by 6,660, or 9.5%, from 70,021 in the quarter ended September 30, 1999 to 63,361 in the quarter ended September 30, 2000. The average case price, exclusive of wine reservation sales, increased by $3.77, or 3.7%, from $102.64 in the quarter ended September 30, 1999 to $106.41 in the quarter ended September 30, 2000. The average number of cases purchased per customer order was 1.16 in the quarter ended September 30, 2000 as compared to 1.25 in the third quarter of 1999.

GROSS PROFIT

Gross profit decreased $481,000, or 13%, from $3,711,000 in the quarter ended September 30, 1999 to $3,230,000 in the quarter ended September 30, 2000. Gross profit as a percentage of sales decreased from 50.4% in the quarter ended September 30, 1999 to 46.8% in the quarter ended September 30, 2000. Gross profit attributable to wine sales decreased $2.90 per case, or 5.7%, from $50.89 per case in the quarter ended September 30, 1999 to $47.99 per case in the quarter ended September 30, 2000. The decrease in gross profit per case resulted principally from higher storage costs and selling expenses related to e-commerce sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased by $30,600, or 1.0%, from $3,422,000 in the quarter ended September 30, 1999 to $3,392,000 in the quarter ended September 30, 2000, and decreased as a percentage of sales from 49.2% in the quarter ended September 30, 1999 to 46.5% in the quarter ended September 30, 2000. Minor variations in several categories contributed to the reduction in selling, general and administrative expense. Marketing expense decreased by $2,800 from $859,000 in the third quarter of 1999 to $857,000.

INTEREST AND OTHER EXPENSE AND INCOME

Interest income decreased from $6,954 in the quarter ended September 30, 1999 to $290 in the quarter ended September 30, 2000 due to lower invested cash balances. There was no interest expense in the third quarter of 1999 and $48,556 of interest expense in the third quarter of 2000. The interest paid during the third quarter of 2000 was due to borrowings under the Company's new line of credit.

NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 2000

SALES

Sales were $23,944,000 in the nine months ended September 30, 2000, which is a decrease of $508,000, or 2.1%, from sales of $24,452,000 in the nine months ended September 30, 1999. The decrease in sales resulted from lower sales in the first quarter of 2000, due to fewer house mailings and catalog mailings to existing customers and to the cessation of outbound telemarketing efforts to existing customers, and in the third quarter of 2000, discussed herein. Additionally, the sales decline for the third quarter of 2000, discussed herein, contributed to the sales decline for nine months ended 2000. Sales, exclusive of wine accessory sales, decreased 2.8% in markets (defined by the shipping region of each warehouse) in which the Company has operated for at least one year. The number of cases, exclusive of wine reservation sales, sold by the Company decreased by 2,785, or 1.2%, from 231,513 in the nine months ended September 30, 1999 to 228,728 in the nine months ended September 30, 2000. The average case price increased by $2.91, or 2.8%, from $101.08 in the nine months ended September 30, 1999 to $103.99 in the nine months ended September 30, 2000. The average number of cases purchased per customer order was 1.10 in the nine months ended September 30, 2000 compared to 1.12 in the comparable fiscal period of 1999. The increase in average case price resulted from an overall average price increase for products sold to existing customers in the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. This price increase was accompanied by a reduction in the number of cases per order purchased by existing customers. Increased sales from acquisition mailings during the nine months ended September 30, 2000 also contributed to the decrease in average number of cases per order because the average number of cases ordered in acquisition orders is lower than in orders from existing customers.

GROSS PROFIT

Gross profit decreased $405,000, or 3.4%, from $11,969,000 in the nine months ended September 30, 1999 to $11,564,000 in the nine months ended September 30, 2000. Gross profit as a percentage of sales decreased from 48.9% in the nine months ended September 30, 1999 to 48.3% in the nine months ended September 30, 2000. Gross profit attributable to wine sales decreased $0.70 per case, or 1.4%, from $50.91 per case in the nine months ended September 30, 1999 to $50.21 per case in the nine months ended September 30, 2000. The decrease in gross profit as a percentage of sales and average gross profit per case resulted from increased storage and e-commerce selling costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased $1,774,000, or 15.0%, from $11,820,000 in the nine months ended September 30, 1999 to $13,594,000 in the nine months ended September 30, 2000. As a percentage of sales, these expenses increased from 48.3% in the nine months ended September 30, 1999 to 56.8% in the nine months ended September 30, 2000. The net increase in selling, general and administrative expenses is largely attributable to increased shipping expense of $454,000, a change in accounting estimate that reduced the period over which the Company amortizes costs of acquisition mailings and increased marketing expense by $263,000, legal expenses of $221,000 related to a merger with Liquid Holdings Inc. that was not consummated and the Company's new line of credit, and a one-time charge of $305,000 payable to the Company's former Chief Executive Officer pursuant to a severance arrangement. Shipping costs have risen as UPS has ceased shipping alcoholic beverages in a number of states, forcing the Company to switch couriers in these states. The Company has successfully reduced shipping costs during the course of 2000 by re-negotiating shipping charges and in some instances by further changing its courier service providers. The Company continues to seek means to reduce further its shipping costs. Marketing expenses, including the effect of the change in accounting estimate, increased $408,000 from $4,284,000 in the first nine months of 1999 to $4,692,000 in the first nine months of 2000. Shipping and handling income, which offsets shipping and handling expense, was reduced by $182,000 in the first nine months of 2000 as a result of a higher number of acquisition and reactivation orders in which customers receive free shipping, as well as free or reduced shipping and handling offers included in general promotions to existing customers. The additional difference in selling, general and administrative expense resulted from various other increases in variable and fixed costs.

INTEREST

Interest income decreased from $33,719 in the period ended September 30, 1999 to $7,104 in the period ended September 30, 2000 due to lower invested cash balances. Interest expense increased from $0 in the nine months ended September 30, 1999 to $88,778 in the nine months ended September 30, 2000 as a result of borrowings under the Company's line of credit during the second and third quarters of 2000.

BENEFIT FROM INCOME TAXES

The Company's recorded no benefit from income taxes for the quarter ended September 30, 2000 due to the uncertainty of using this benefit in the near term. During the nine months ended September 30, 1999, the Company recorded a benefit from income taxes of $236,800.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary working capital needs include purchases of inventory, software development and advertising expenses related to the cost of acquisition mailings and other expenses associated with promoting sales. As of September 30, 2000, the Company had cash and cash equivalents totaling $300,800. On April 13, 2000, the Company entered into a credit agreement with a bank under which the Company can borrow up to a maximum principal amount equal to the lesser of 50% of qualifying inventory or $5.0 million. Amounts borrowed under this facility bear interest at the prime rate and are collateralized by substantially all of the assets of the Company. During the second and third quarter, the Company borrowed approximately $2,750,000 under this credit facility, which is currently outstanding. The Company received a waiver of interest coverage covenant from the bank with respect to the quarter ended June 30, 2000. The Company is currently in default under its credit agreement (as a result of the Company's failures to meet the required interest service ratio in the third quarter and to obtain certain landlord's consent and subordination agreements) and is seeking a second waiver from the bank. Management believes that the Company will obtain a waiver, but there can be no assurance that the Company will be able to do so. If the Company is unable to obtain a waiver from the bank, the Company may need to refinance all or a portion of the amounts outstanding under the credit facility. In that event, there can be no assurance that the Company would generate sufficient cash flow from operations or that the Company would be able to effect such a refinancing on commercially reasonable terms or at all.

During the nine months ended September 30, 2000, net cash of $4,964,000 was used by operating activities, resulting principally from net losses, recognition of a purchase price advance from Liquid Holdings and an increase in inventory, prepaid mailing costs and accounts payable, which reductions were offset by decreases in accounts receivable and prepaid expenses.

The Company invested $145,000 in computer hardware and software in the nine months ended September, 2000.

At December 31, 1999 and September 30, 2000, the Company had working capital of $10,054,000 and $8,177,000, respectively. The decrease in working capital was primarily due to a decrease in cash and cash equivalents and an increase in the Company's line of credit, accounts payable and inventory.

EXCHANGE RATES

The Company engages, from time to time, in currency-hedging activities related to firm commitments for the purchase of inventories in an effort to fix costs and manage the impact of exchange rate fluctuations. The Company has a foreign exchange line of credit with Fleet Bank which allows the Company to enter into forward currency exchange contracts of up to $500,000 maturing on any one day. As of September 30, 2000, the Company had no forward currency exchange contracts outstanding.

ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The following discussion about the Company's market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements.

The Company is exposed to market risk related to foreign currency exchange rates. The Company does not use derivative financial instruments for speculative or trading purposes. The Company enters into foreign exchange forward contracts to reduce its exposure to currency fluctuations on vendor accounts payable denominated in foreign currencies. The objective of these contracts is to neutralize the impact of foreign currency exchange rate movements on the Company's operating results. The gains and losses on these contracts are included in earnings when the underlying foreign currency denominated transaction is recognized. Gains and losses related to these instruments for the quarters ended September 30, 2000 and 1999 were not material to the Company. Looking forward, the Company does not anticipate any material adverse effect on its financial position, results of operations or cash flows resulting from the use of these instruments. However, there can be no assurance that these strategies will be effective or that transaction losses can be minimized or forecasted accurately.

PART II. OTHER INFORMATION

Item 5.  OTHER INFORMATION

Gordon R. Cooke resigned as a director of the Company as of April 6, 2000 and Phillip D. Wade resigned as a director and Clerk of the Company as of July 31, 2000. On November 7, 2000, the board of directors reduced the size of the board to five directors, and appointed John J. Remondi as a Class II director to fill the vacancy created by the resignation of Mr. Wade. The board also appointed Mr. Remondi as a member of the Audit Committee and the Compensation Committee of the board of directors.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

         27   Financial Data Schedule

         (b) No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             GEERLINGS & WADE, INC.
                                  (REGISTRANT)

                                 By: /s/ David R. Pearce
                                     ------------------------------
                                 NAME:  David R. Pearce
                                 TITLE: President, Chief Executive
                                        Officer and Chief Financial
                                        Officer

DATED: November 14, 2000