Form 10-K
period 2000-12-31
GEERLINGS & WADE INC
filed 2001-04-02
CIK 922810

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                               ----------------

                                   FORM 10-K

 (Mark one)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the fiscal year ended December 31, 2000

                                       to

 [_]
  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the transition period from     to

                         Commission File Number 0-24048

                               ----------------

                             GEERLINGS & WADE, INC.
             (Exact name of registrant as specified in its charter)

             Massachusetts                             04-2935863
    (State or other jurisdiction of       (IRS Employer Identification Number)
     incorporation or organization)


      960 Turnpike Street Canton,                        02021
             Massachusetts                             (Zip Code)
    (Address of Principal Executive
                Offices)

                                  781-821-4152
              (Registrant's telephone number, including area code)

                               ----------------

        Securities Registered Pursuant to Section 12(b) of the Act: None

          Securities Registered Pursuant to Section 12(g) of the Act:

             Geerlings & Wade, Inc.'s common stock, par value $.01, trades on The NASDAQ Stock Market(R) under the symbol GEER.

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

   The aggregate market value of Common Stock of the registrant held by non-affiliates of the registrant was approximately $7,229,888 on March 19, 2001. For purposes of the foregoing sentence, the term "affiliate" includes each director and executive officer of the registrant.

   3,855,940 shares of Common Stock were outstanding at March 19, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the registrant's definitive Proxy Statement relating to the registrant's 2001 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A are incorporated by reference in Part III of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

                           FORWARD-LOOKING STATEMENTS

   This Annual Report contains forward-looking statements as defined under the federal securities laws. Actual results could vary materially. Factors that could cause actual results to vary materially are described herein and in other documents. Readers should pay particular attention to the considerations described in the section of this report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors That May Affect Future Results." Readers should also carefully review the risk factors described in the other documents the Company files from time to time with the Securities and Exchange Commission.

Item 1: Business

General

   Geerlings & Wade, Inc. ("Geerlings & Wade" or the "Company"), incorporated in Massachusetts in 1986, is a direct marketer and Internet retailer of premium, imported and domestic wines and wine-related merchandise to individual consumers. Through frequent mailings to existing and potential customers and through e-commerce websites, the Company offers wines selected on the basis of their quality and price characteristics. Sales levels largely depend on response rates to and circulation of "house mailings", "catalogs", "region studies" and "Huib Geerlings' letters," which are product offerings sent via the United States Postal Service to existing customers; "house e-mails," which are product offerings sent via e-mail to existing customers; and "acquisition mailings," which are product offerings sent via the United States Postal Service to potential customers. Customers place orders in person or by mail, telephone, facsimile, e-mail or through the Internet. The Company believes that it has developed a "Geerlings & Wade" image based on informative mailings and e-commerce websites, reliable wine recommendations, value pricing, ease of ordering and convenient delivery.

   In 1998, the Company established an e-commerce website, geerwade.com, through which customers may place orders for wine. In 1999, the Company redesigned the geerwade.com website and integrated the website with its new order management computer system, which provides real-time inventory, electronic transfers of orders and order status and dynamic page generation to keep the website current. In the first quarter of 1999, the Company began offering wine accessories on geerwade.com, and during the course of the year, migrated most of its accessory sales from accessory catalogs to geerwade.com. In November 1999, the Company launched WineBins.com as a separate e-commerce site through which customers can purchase many of the national wine brands that are customarily offered in wine stores. The WineBins.com site has similar functionality as geerwade.com. During 2000, the Company redesigned the appearance of geerwade.com and added functionality to enhance its usefulness for customers. In late spring of 2000, the Company commenced sending e-mails to its customers who have provided e-mail addresses to reinforce its mail promotions. Approximately 15% of the Company's sales in 2000 were transacted over the Internet by customers responding to offers e-mail or placing orders through one of the Company's websites.

   The Company seeks to comply with a myriad of applicable laws and regulations which govern the sale of wine on a federal, state and local level. The Company is required by law to operate licensed facilities or otherwise be permitted to sell wine pursuant to rights granted by law to individual consumers in each state in which it operates. Geerlings & Wade opened its first licensed facility in Canton, Massachusetts in 1988. The Company operates additional licensed facilities in Arizona, California, Colorado, Connecticut, Florida, Illinois, Michigan, Minnesota, New Jersey, New York, Ohio, Texas, Virginia, and Washington (state) and most recently opened a licensed facility in North Carolina in May 2000. Pursuant to reciprocal rights under certain states' laws, the Company ships wine to consumers in a limited number of additional states, but sales in such states have been relatively insignificant to date. Certain other states permit direct shipment of wine from out-of-state retailers, so the Company commenced shipping into Nevada in 1997 and into Louisiana in 1998. Residents of Alaska, New Hampshire, North Dakota and Rhode Island also began purchasing wine from the Company's licensed facilities in 1999. The Company's active customers (customers who have made a purchase within the twelve preceding months) have decreased 7.4% from approximately 135,000 at December 31, 1999 to approximately 125,000 at December 31, 2000. All of the Company's revenues for each of the last three fiscal years have been generated from sales in the United States.

Company Strategy

   Geerlings & Wade, as one of the leading direct marketers and e-tailers of premium wines, seeks to simplify the wine-buying process, educate the wine consumer and develop a loyal and broad customer base. The key elements of the Company's strategy to achieve these objectives include:

   Sourcing Quality Wines and Offering Value Pricing. Geerlings & Wade primarily sources its imported wines directly from producers and negociants (intermediaries or agents to producers in the purchasing process) in the countries of each wine's origin. The Company mainly sources domestic wines through wholesale channels with domestic negociants, certain wineries and wine producers. In the case of both foreign and domestic wines, the Company at times purchases wine in the more traditional manner by placing orders with wholesalers. The Company has developed new relationships with domestic wine suppliers to improve the quality and selection of wines for its customers and has begun to add a greater assortment of nationally branded wines to its product mix. When choosing non-branded wine, the Company selects only those wines that perform well in blind, comparative tastings. The Company promotes value in its selections by offering only those wines the Company believes demonstrate a combination of superior quality and price characteristics. These sourcing and selection techniques combined with an ability to purchase in large quantities and manage the consolidation and transportation of its directly-sourced products, enable Geerlings & Wade to offer premium wines at attractive prices. The Company encourages repeat purchases by customers by providing the highest quality wine it can source at each price point. Geerlings & Wade customers rely on the Company to select and provide high quality wines rather than relying on brand recognition, third party endorsements or independent ratings of wine. Geerlings & Wade strives to maintain this relationship of trust, which is critical to the success of the Company.

   Facilitating Purchasing Decisions and Educating Consumers. Geerlings & Wade believes that many consumers who buy wine through traditional retail channels experience difficulty in their purchasing decisions due to limited personal knowledge of wine and lack of dependable advice at the time of purchase. The Company seeks to eliminate this "intimidation factor" and facilitate the wine-buying process by focusing each offering on a relatively small number of wines that either have performed well in blind comparative tastings or, in the case of branded wines, are highly rated by third party wine experts. The Company continually provides its customers with information on various wine varietals (grape types), grape-growing regions and vintages, as well as recommendations on the selection, storage and enjoyment of wine. By educating its customers, the Company strives to give them greater confidence in their wine purchasing decisions. In November 2000, the Company launched a new marketing program called "region studies" to further educate its customers about winemaking and the particular attributes of various winemaking regions around the world. These mailings are large format newsletters in which the Company discusses wine-related topics about a particular wine region and offer wines from that region. This program targets higher-end wine consumers in an effort to retain and build this segment of the Company's customer base. The Company has received positive feedback regarding these "region studies".

   Increasing Customer Access to Products. The Company offers its customers the convenience of ordering products in person or by telephone, facsimile, mail, e-mail, or the Internet, with delivery of each order directly to their home or office as quickly as possible to states in which the Company is permitted to ship wine. As of March 2001, the Company shipped from 16 facilities in 16 states.

   Enhancing Productivity of Mailings and E-mail. Geerlings & Wade seeks to improve the productivity of mailings to its existing customers by analyzing buying histories and tailoring the frequency and content of house mailings. The Company mails promotional offers between seven and eight times per year to acquire new customers and build the list of repeat customers (the "house file"). Customers that purchase within the prior 12-month period are referred to as the Company's 12-month buyers. The Company employs techniques designed to enhance response rates to promotional mail, to decrease costs and ultimately to find new customers who will consistently place frequent and high dollar value orders. The Company also sends e-mails to its customers who have provided e-mail addresses offering the same products that are presented in its house mailings, and letters from one of Geerlings & Wade's founders and the chairman of the board, Huib Geerlings. The Company encourages its customers to respond to these e-mails by replying through e-mail or by placing orders on its e-commerce sites to reduce fulfillment and marketing costs. The Company plans to further integrate the marketing activities of its direct mail efforts and its Internet offerings to optimize the effectiveness of these two marketing channels. The Company encourages customers to use the order channel that suits their particular needs by making all channels accessible and user-friendly.

   Applying Computer Systems to Enhance Operations. The Company's software system, developed by Avexxis Corporation, provides an order entry interface for the Company's telephone sales representatives, electronic order entry over the Internet, inventory management, facilities fulfillment support, purchasing, accounting, marketing analysis and management reporting. All customer orders are entered in the system and accepted and fulfilled at one of 16 retail facilities. The Company depends on its computer systems to efficiently process and account for all transactions. The Company has also developed a marketing and merchandising database that provides valuable information used to operate the business.

   In the fall of 2000 the Company began using software developed by Verbind, Inc. which is intended to assist the Company in becoming more directed in its approach to marketing and fulfilling its customers' needs. This software provides real-time analyses of customer behavior so that the Company can promptly respond with promotions based on the customer behavior.

   Utilizing E-commerce. The Company maintains three websites: geerwade.com (launched in 1998), WineBins.com (launched in 1999) and topwine.com (acquired as part of the Company's acquisition of Passort Wine Club in 1998). Geerwade.com features the Company's traditional wine offerings, enables customers to search the site and has real-time inventory management and shopping cart functionality. WineBins.com, which has the same features as geerwade.com, offers national wine brands to customers. Topwine.com offers continuity programs through which customers receive monthly shipments of wine. Through these websites, but primarily through geerwade.com, Internet revenue reached nearly $5,538,000, excluding shipping revenue, in 2000. Geerlings & Wade uses direct mail promotions to acquire new Internet customers, which historically have been the most effective and efficient means by which to acquire new customers. The Company plans to further develop and test customer acquisition programs using geerwade.com. The Company has advertised geerwade.com to its existing customers by including promotions in its house mailings, catalogs and e-mails. In 2000, new customers used geerwade.com to make their initial purchases at approximately the same rate as existing customers used the website to place orders. In 2000, the Company tested several online partnerships as a means to acquire new Internet customers. The Company plans to pursue other online partnerships and advertising on a limited basis in 2001 to acquire new Internet customers.

   Expanding in Existing Markets. Geerlings & Wade believes that it has penetrated its current markets but that opportunities exist to increase sales in these markets to both current and new customers. The Company seeks to increase sales to its current customers by further enhancing customers' appreciation of wine through education, broadening the selection of wine and purchasing options offered and attempting to make buying wine more convenient and less intimidating. The Company seeks to acquire new customers through improvements in the content, quality and circulation management of its mailings to potential customers and through active encouragement of referrals from existing customers. The Company believes that significant sales growth can be achieved by increasing its conversion rates of one-time buyers to multi-buyers and by retaining multi-buyers. The Company has taken steps to accomplish these objectives, including adding promotional pieces that address the demands of experienced wine consumers. Specifically, the Company launched the region study mailing series in November 2000, which offers a range of wines at different price points from a particular winemaking region. Additionally, the Company has developed special promotional mail offers for new customers to encourage repeat purchases and convert these one-time buyers into frequent customers. The Company has also concentrated on integrating all of its marketing and order channels so that customers experience consistent branding and a high level of service through all channels. Finally, the Company strives to source the best wines available and believes it has met this challenge as evidenced by the 60 medals awarded to its wines over the last two years.

   Entering New Markets. Geerlings & Wade is licensed or otherwise authorized to sell wine to individual customers in 30 states, comprising approximately 82% of the overall United States market for table wines as of March 2001. Most recently in May 2000, the Company opened a retail facility in North Carolina. The Company is currently evaluating opportunities to obtain licenses in additional states in order to serve a larger customer base, although no assurance can be given that it will be successful in obtaining any additional licenses. Those states representing markets with both high consumption of table wine and a large number of mail-order prospects will be considered, based on the Company's ability to overcome licensing or other regulatory obstacles to serving customers in such states.

Company Literature and Mailings

   The Company sells wine to individual consumers who are 21 years of age or older mainly through targeted mailings. In addition to describing the distinguishing characteristics of the featured wines, each mailing contains general information intended to broaden the customer's knowledge of wines, wine producers and wine-producing regions, along with the Company's "tasting notes" and ratings. The Company's tasting notes and 100-point-scale ratings included with the mailing provide the consumer with detailed information on the subjective and objective qualities of each wine. The tasting notes describe each wine's salient qualities, including color, bouquet and taste characteristics. The Company also recommends foods and recipes to pair with the featured wines and compares the featured wines with nationally branded wines and wines tasted during its selection process. Geerlings & Wade distributes primarily two types of promotional wine mailings: mailings to its file of active customers and qualified leads, and acquisition mailings to prospective customers obtained from rented mailing lists.

   House Mailings. Geerlings & Wade distributes house mailings to customers and qualified leads (those persons who have indicated an interest in being placed on the Company's mailing list but who have not yet purchased Geerlings & Wade products). The marketing department determines the number and timing of house mailings based on such factors as the wines offered, prices, wine ratings, the season and frequency and amount of customer purchases. The Company uses its marketing database to select and analyze which customers to target and strives to optimize sales, average order value and response rates to mailings in relation to marketing expenses.

   The Company uses five types of house mailings:

     Brochure Mailings include a four-page brochure, which highlights one or two selected wines from a specific wine making region. These brochures contain detailed descriptions of the wines being offered and information on the region from which they were produced, the vintage and the background of the producer and the quantitative and qualitative results of the tastings from which the featured wines were selected. In addition to the featured wines, these brochures typically offer eight additional wine selections, along with tasting notes and ratings for these wines. Each mailing includes a personalized letter, an order form and a business reply envelope. The Company mailed 18 separate brochure mailings to its customers in 2000. Not all customers receive each brochure mailing.

     Odds & Ends Mailings offer a large selection of previously featured or promoted wines. These mailings expressly encourage customers to take advantage of what may be their last opportunity to purchase certain wines that they may have previously purchased and enjoyed. The prices of some wines offered through the Odds & Ends mailings are reduced. The Company normally mails one Odds & Ends mailing per quarter.

     Preferred Customer and Membership Mailings. Geerlings & Wade also creates and mails special offers to its members and other customers based on their purchasing records. For example, during the 2000 holiday season, the Company mailed a letter from Huib Geerlings, one of the Company's founders and the chairman of the board, offering wines that recently were awarded medals to members and customers the Company had reason to believe would likely purchase some of these wines. These preferred offers, which typically are in the form of letters from Geerlings & Wade's chairman of the board, generate high responses from customers and enhance the personal touch of the Company's wine-selling service. The Company mailed 11 preferred customer mailings in 2000.

     Special Mailings. In 2000, Geerlings & Wade mailed special offers to its new customers to encourage repurchases and further familiarize customers with the benefits and services offered by the Company. The Company also maintains a reactivation program in which it sends special offers to customers who have not purchased for two to three years in an effort to reactivate these older customers. The Company mailed four separate reactivation offers during 2000.

     Region Studies. In November 2000, the Company launched a marketing program called the "region study" series in the form of a newsletter to experienced wine consumers. Each region study profiles the unique attributes of a particular wine making region in the world. In these studies, the Company may focus on winemakers, climate as it relates to viticulture (the cultivation of grapes) and wine making, history, wineries, foods and wines of that region. The Company mailed two region studies in 2000.

   Acquisition Mailings. The Company's primary method of acquiring new customers is its acquisition mailing program. A typical acquisition mailing explains the Company's selling concept, describes the particular wine being offered and contains an order form and business reply envelope. Potential customer names are obtained by renting lists with a demographic profile consistent with the Company's existing customers. These lists are repeatedly rented based on favorable historic performance. The Company generally presents prospective customers with an offer to buy six bottles of wine for their first purchase. After the customer purchases from the Company, they are encouraged to buy a minimum of six bottles per order. Repeat buyers purchase 1.3 cases per order on average.

   Production. Most of Geerlings & Wade's promotional mailings are created and designed in-house on a desktop publishing system. The in-house creation and design of house and acquisition mailings allow flexibility for editorial changes and result in significant cost- and time-savings. Printing, production and fulfillment (collating, folding, inserting and mailing) are performed commercially off-site. The Company seeks to reduce creative, printing and mailing costs to maximize the availability of funding for the purpose of acquiring new customers. Mailings generally include a personalized letter, an offering brochure, an order form and a return envelope.

   Catalogs. During 2000, Geerlings & Wade mailed three separate wine and accessory catalogs to prospective and existing customers. One catalog was mailed in the first quarter of 2000, and two were mailed in the third and fourth quarter of 2000. The wine and accessory catalogs featured wines and wine accessories from around the world and offered wine gift samplers to facilitate customer's gift buying needs. The Company plans to continue mailing catalogs in 2001, which will focus primarily on wine. The Company believes there is an opportunity to enhance sales to existing customers and expand its customer base through catalog mailings, but there is no assurance that this marketing vehicle will provide sales growth for the Company.

   Passport Wine Club Mailings. In July 1998, the Company acquired Passport Wine Club, which sells much of its wine as part of its various continuity programs. Continuity programs entail delivering monthly shipments of two, four, or six bottles of wine for three, six or 12 months or for an open-ended period until the customer cancels. Passport closely ties its marketing concept to written narratives of trips to the wine growing regions and wineries from which it offers wine. The Company promotes Passport programs through Passport's website topwine.com and through a link from the geerwade.com website to the topwine.com website. The Company also promotes Passport programs to its existing customers by inserting advertising in house mailings and with orders delivered to customers. In 2001, the Company plans to contact its Passport customers to encourage repurchases of wines delivered as part of the continuity program.

Merchandising

   Geerlings & Wade offers its customers premium imported and domestic wines. Imported wines are sourced primarily from France, Italy, Australia and Chile. The Company also sources a few wines each year from Argentina, New Zealand, South Africa, Germany and Spain. The Company's domestic wines are sourced primarily from California, most of which are sold under private labels, including the Company's own brands: Glass Ridge, J. Krant Cellars, Hamilton Estates, Alazar Winery, Amsbury Winery, Bryan Woods Winery, Devina Estates, Domaine Paul, Jack Canyon Cellars, Lapis Lazuli Winery & Vineyards, Mariel Winery, Mira Luna, Mischler Estates, Red Brick Cellars, San Valencia Winery and St. Carolyne Winery. The Company promotes its best-selling brands and aims to build a long-term merchandising program that creates brand equity for these brands. By reinforcing brand recognition vintage after vintage and by selling quality wines, the Company encourages strong demand for these brands among its customers and strong sales growth for these brands.

   The wines offered by the Company are based on consumption patterns and the Company's prior experience with wines from particular wine-producing regions and varietals. In 2000, approximately 66% of the cases sold by the Company were imported wines and 34% were domestic. The Company's wines are generally sold within the price range of $69 to $1,000 per 12-bottle case, with average case prices of approximately $99.10 in 2000 for repeat customers.

   The Company offers a limited selection of nationally branded wines to its customers through its house mailings and on its website, geerwade.com. In November 1999, the Company launched WineBins.com, which sells nationally branded wines exclusively. These wines are primarily purchased from licensed wholesalers on a state by state basis and are not typically sourced through the Company's traditional methods.

   Sales of wine accounted for 91.8%, 90.9% and 91.8% of total revenues for each of 2000, 1999 and 1998, respectively.

Wine Sourcing and Purchasing

   The Company sources imported and domestic wines through a network of producers, negociants, importers and wholesalers. In 2000, the Company sourced a majority of the cases it sold directly from producers or negociants. In addition, nationally branded wines are purchased from licensed wholesalers on a state by state basis.

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

   The Company generally selects wines between five to eight months in advance of offering them for sale to coordinate availability, shipping and promotional mailing schedules. Management develops an annual merchandising plan for each wine to be featured in its house mailing brochures. This plan specifies wine varietals, producing region of origin and price point for each of these features. The merchandising department then develops and purchases a complementary product mix of eight wines to be offered with each feature in the brochure mailings. The Company selects most of these wines based on blind comparative tastings of samples judged on overall quality and price characteristics. The Company often tastes over 50 wines prior to selecting a wine feature and currently rates each wine on a 100-point scale. In order to foster movement of inventory, the majority of wine is specifically purchased to meet the Company's promotional mailing schedule. Purchase quantities are based on sales forecasts for the particular promotions in which the wine will be offered. Wines for the Company's other mailings are sourced in a similar manner. For the preferred customer and membership mailings, the Company has a specific range of wines it wants to offer but with a flexible merchandising plan that can take advantage of buying exceptional wines for this program. When buying for the Passport continuity program, the catalogs and region studies, the Company buys in smaller lots based on expected sales and circulation of mailings and strives to use wines in as many programs as possible to minimize the SKU count and maximize purchasing economies of scale.

   Sourcing Imported Wines. In 2000, the vast majority of imported wines sold by the Company were sourced directly from the countries of origin. Many European wines are purchased using the services of a consultant to the Company, Mr. Peter Van Hoof, who visits European growers and negociants and administers blind comparative tastings from his office in Rotterdam, The Netherlands. At the Company's headquarters, wine samples, including those submitted by Mr. Van Hoof, are tasted, compared and selected on a blind comparison basis by the Company's Wine Director, Mr. Francis Sanders. Mr. Sanders also compares the samples against widely available, brand name wines. When purchasing from New Zealand, South Africa and Australia, Mr. Sanders purchases from negotiants representing wineries from those countries. Mr. Guy Davis, the Company's primary domestic buying agent, has begun sourcing South American wines for the Company.

   Sourcing Domestic Wines. In 2000, a majority of the Company's domestic wines were sourced through wholesale channels with domestic negociants and certain wineries and wine producers. The remaining wines, national brands, were purchased from licensed wholesalers. Mr. Davis, one of the Company's primary negociants for the United States, sources many of the California wines sold by the Company. Certain domestic negociants and wineries continuously review wines at various stages of production and forward selected samples to the Company. After the Company has selected a particular wine from among the samples forwarded by a sourcing agent, the winery coordinates finish vinification and bottling of the wine under a number of private labels, including the Company's own brands.

   The Company also sources wines directly from various California wineries. As a high-volume purchaser, the Company is directly approached by wineries and wine producers with offers to sell wine lots of various sizes. These wines are reviewed based on their quality and price characteristics.

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

   Inventory Management. The Company manages inventory levels and stock keeping units (SKUs) several ways. The most important inventory management technique involves accurate forecasting of each wine by promotion and by state over discrete selling time frames. Unlike many retailers who constantly repurchase products based on recent sales history of each product, Geerlings & Wade introduces hundreds of new products each year and rarely reorders products. This creates an unusual challenge since the Company does not have a sales history that can be used to determine purchase quantities. However, the Company has a high degree of control over what it sells through its promotions and has information and reporting capabilities that enable it to accurately forecast purchase quantities. The Company further manages inventory quantities by selling excess wine, which did not sell in response to its intended promotion, through special promotions. For example, the Company sells excess wine in its Odds & Ends mailing four times per year, as "back page" wines in its house brochure mailings approximately six times per year in 2001, as featured wines in approximately two "Huib Geerlings" letters each year, as upsell or cross-sell wines during telephone order taking and on its clearance page on geerwade.com. The "Odds & Ends" mailings generate approximately 16% of the Company's sales and are the primary promotions used to sell excess inventory. The Company also manages the number of SKUs it purchases by only buying wines for specific promotions and by limiting the number of SKUs it promotes since it can be uneconomical for the Company to promote a wine of which it only holds a small quantity.

Information Systems and Technology

   The Company maintains computer-based systems to integrate all major aspects of the Company's business, including order processing and acceptance, facility fulfillment, inventory planning and management, merchandising, customer list and circulation management and analysis, and financial and management reporting. The Company's order management computer system integrates order entry with each of the Company's licensed facilities and provides the online, real-time information processing capabilities necessary for prompt fulfillment and delivery to customers and resolution of customer service issues. Facilities personnel access the system remotely to process customer order information. The names and addresses of individuals who have ordered from the Company or requested inclusion in the Company's mailing list are entered in the Company's database and assigned an "import number," which appears on all customer correspondence and is used to track account activity against each marketing promotion that is sent to a customer. The system also provides the Company's customer service representatives access to an array of product and customer information during order processing. The Company believes the customer information provided by the system, including tasting notes, purchasing and billing histories, delivery instructions and prospective shipping dates, enhances the quality of service to its customers.

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

   The order management computer system continually updates the Company's current database of customer names and purchasing histories to facilitate the maximum productivity of house and acquisition mailings. In 2000, the Company developed another database for marketing analyses and reporting. The Company exports data from the order management system to this marketing database for data manipulation. This marketing database enables the Company to target its marketing programs to specific segments of its customer base. The marketing database provides extensive reporting capabilities that allow the Company to evaluate the effectiveness of its mailings and assists the Company in its business planning.

   The Company's order management computer system also provides merchandising forecasting and purchasing, links to accounts payable and accounts receivable, and general ledger modules for accounting analysis and circulation management.

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

   In the fall of 2000 the Company began using software developed by Verbind, Inc. which is intended to assist the Company in becoming more directed in its approach to marketing and fulfilling its customers' needs. The new software provides real-time analyses of customer behavior so that the Company can promptly respond with promotions based on customer behavior. For example, while a customer is placing an order through the call center, the system provides call center representatives a list of recommended wines from inventory that the customer is likely to prefer based on his or her past purchase history. The representative then offers these wines to customers as potential additional purchases after the initial order. During 2001, the Company plans to further integrate this software system into all of its marketing communications channels.

Marketing

   The goal of the Company's marketing program is to increase the size of the Company's customer base through acquisition, retention, repurchase, and upsell programs delivered through targeted, high-value marketing communications that offer quality wines at competitive prices. Marketing communications are delivered primarily through the mail, with increasing use of Internet channels. In 2000, the Company continued to develop its direct mail and e-mail marketing campaigns, but, for the most part, limited its use of online and print advertising.

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

   E-Commerce. The Company participates in the e-commerce channel by maintaining several websites through which customers can place order information for wine and wine accessories. Geerwade.com is a vehicle by which customers can learn about the Company, its products and, most importantly, initiate electronic orders for wine and wine accessories. The Company's Passport Wine Club sells monthly subscriptions of wine from its website, topwine.com. Customers can access topwine.com directly or through geerwade.com. Through WineBins.com, the Company offers nationally branded wines at competitive prices. The Company created this new online store with the intent of attracting wine consumers that prefer nationally branded wines to the Company's traditional privately-sourced wines. The Company continues to sell from WineBins.com but has limited the promotion of this site.

   The Company has attracted new customers to its websites and converted direct mail customers to Internet customers. In 2000, more than 15% of the Company's sales were placed through its websites. In 2001 and beyond, the Company plans to promote sales growth through its Internet websites and attract customers seeking to purchase wine through the Internet. The Company intends to continue developing this interactive channel by expanding the number of its wine and wine accessories available through its websites. In addition, the Company plans to test new products and promotions on all of its websites and update website content and functionality. The Company seeks to arrange affiliations with e-tailers and advertising with other online companies to promote the awareness of the Company and generate additional Internet sales. The Company plans to continue developing and testing direct mail campaigns aimed at acquiring customers who will make their first and follow-on purchases through any of the Company's websites.

   Membership. To increase customer loyalty, Geerlings & Wade offers customers the opportunity to purchase one- or three-year memberships. The Company offers memberships in all states in which it operates where such offers are legally permissible. Members receive a personalized membership card, are uniquely maintained on mailing lists, and realize savings on each case of wine purchased during the term of the membership. In order to comply with regulatory restrictions in Massachusetts, the Company offers its members free delivery on their 12-bottle case purchases. On occasion, the membership program has generated regulatory scrutiny, and there is no assurance that the Company will be able to continue its membership programs in their current forms in existing jurisdictions or those jurisdictions in which the Company may become licensed in the future. As of December 31, 2000, the Company had approximately 33,800 members.

Customer Service

   Customers can make purchases in person at the Company's licensed facilities or send the Company order information by e-mail, mail, telephone (1-800-782-
WINE) and facsimile (1-800-FAX-8466) and through the Internet (geerwade.com, WineBins.com and topwine.com). The Company accepts orders and makes sales in accordance with applicable law. Sales are consummated in the appropriate Company licensed facility. The Company's customer service representatives assist customers in purchasing decisions, process product orders and respond to customer inquiries on wine information, pricing, availability and deliveries. The customer service group responds to an average of approximately 800 telephone calls each day. Through the Company's on-line systems, customer service representatives can quickly access a customer's complete transaction history, including all prior purchases, payment and delivery information. When processing orders, customer service representatives have complete listings of all available products, as well as tasting notes and ratings. When the offices of the Company are closed, customers may leave orders on a voice messaging system. The Company accepts the return of unopened bottles from dissatisfied customers and credits a customer for all returns where permitted by law. Returns and credits were approximately 1% and 2% of net sales for 1999 and 2000, respectively. The customer service group is divided between sales and service representatives. The sales group receives inbound calls for orders, recommends additional wines during the order and calls existing customers to obtain reorders. The customer service group responds to all issues related to orders and deliveries for all order channels including e-mail, facsimile, U.S. mail, inbound calls, e-commerce and in store orders. The Company has strived to enhance the level of customer service to improve customer satisfaction and retention.

Competition

   The retail wine business is highly competitive. The Company competes with supermarkets, wine specialty stores, retail liquor stores, wine merchants who advertise delivery of products in specialty publications, and companies specializing in direct retail marketing of wine through the Internet and other channels. Many of these competitors have significantly greater resources than the Company and sell mostly branded products, many of which are not offered by the Company.

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

Company Operations Within Regulatory Framework

   Regulatory Framework. The alcoholic beverage industry is highly regulated and subject to change. Extensive and complex regulation at the federal and state levels has resulted in what is known as the "three-tier licensing system." At the first tier are wine makers, manufacturers, and importers who are licensed to sell wine to the second tier, licensed wholesalers. Wholesalers in turn supply the third tier, licensed retailers, who ultimately sell wine to the public for personal use and not for resale. Each tier is subject to various restrictions on its activities. Geerlings & Wade operates in the third tier. In virtually all states, retailers are granted a license that enables them to sell products solely to consumers within that state. A small number of states allows interstate sales to those states having reciprocal licensing arrangements. The Company is permitted from its California or Illinois facilities to sell and ship to consumers in Idaho, New Mexico, Missouri and West Virginia under these states' "reciprocal shipment" laws. In addition, without obtaining additional facilities, the Company is permitted to sell and/or ship into Alaska, Iowa, Louisiana, Nebraska, Nevada, New Hampshire, North Dakota, Oregon and Rhode Island. Montana residents purchase wine under Montana's personal importation laws from the Company's licensed facilities. Sales to consumers in Alaska, Missouri, Montana and West Virginia to date have been relatively insignificant because of regulatory restrictions asserted against direct marketing and consumer advertising in those states.

   Regulatory restrictions prohibit a retailer with licensed facilities in multiple states from transferring inventories between its facilities. In order to acquire and maintain a retail license to sell within a particular state, a retailer must have a physical presence (for example, own or lease a warehouse or other licensed facility) in that state. A retailer engaged in direct marketing is further limited in its ability to sell alcoholic beverages by restrictions imposed by various state laws on the method of delivery to consumers. For example, United Parcel Service (UPS) is not licensed to provide intrastate delivery of alcoholic beverages sold by the Company in Arizona, Colorado, Connecticut, Florida, Massachusetts, New Jersey, North Carolina or Texas. In 1999, UPS stopped delivering wine for the Company in Nevada, Florida and Connecticut, and the Company began to use higher cost, third party couriers in these states. In addition, some states, including Alabama, South Carolina, Tennessee and Georgia prohibit the retail delivery of alcoholic beverages altogether. Accordingly, the Company delivers most of its own products in New Jersey and Massachusetts and contracts with licensed, local couriers in Alaska, Arizona, Colorado, Connecticut, Florida, Minnesota, Nevada, New Hampshire, North Carolina, North Dakota and Texas to deliver orders to the Company's customers. In New Jersey and Massachusetts, the Company also contracts with local couriers to deliver some orders to its customers.

   Company Licensing and Regulatory Matters. As of December 31, 2000, the Company held retail licenses in the 16 states where it maintains licensed facilities, which are typically renewed on a yearly basis. As most of the states where the Company is licensed have legal barriers against the Company also engaging in licensed wholesaler activities in that or any other states, the Company holds only retail licenses. All domestic and imported inventories are sold and delivered by independent, licensed wholesalers directly to each of the Company's licensed facilities. Because of the relatively unique nature of the Company's mail order and Internet operations within this regulatory framework, the Company occasionally receives inquiries from state regulators regarding its business practices. To date, such inquiries made during or prior to 2000 have not resulted in any actions by any such regulators that would have a material effect on the Company's business. The Company believes that it is in compliance in all material respects with all applicable licensing and other governmental regulations and that any failure in the past to comply with such regulations has not had, and is not expected to have, a material adverse impact on the Company's business.

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

   The Company's facilities maintain regular hours, and sales are made to customers who visit licensed facilities. However, most of the Company's sales are made through home or office delivery. The Company ships wine directly to a customer from its licensed facility located in the state in which the customer resides (except with respect to those states to which the Company is authorized to ship from out-of-state licensed facilities, such as from California to the Company's Nevada customers). An adult's signature is required for deliveries of wine in all states, and in all states where required and in general, customer payments are received prior to the delivery of product.

   In Massachusetts and in New Jersey, where UPS is not currently licensed to provide delivery of alcoholic beverages for retailers, the Company uses its own licensed vehicles and delivery personnel to make deliveries. The Company coordinates these deliveries from its Massachusetts headquarters, placing each order as it is received into a delivery route. The Company has established delivery routes covering each state and, depending on the frequency and concentration of orders, services each route at least once a week. In certain circumstances, if a customer requires more prompt delivery, the order will be placed in an alternate route for delivery on an earlier day. The drivers in the course of their normal routes perform pickup of returns. In Massachusetts and New Jersey, third party couriers also deliver wine for the Company.

   Orders from customers in the states into which UPS or other delivery companies are permitted to ship wine are retrieved as soon as possible during the regular work week by Company employees at the appropriate licensed facility. Orders are packed into specially designed shipping containers and picked up by the delivery company daily. Most of these orders are shipped within 48 hours of receipt. Returns are picked up by the delivery company pursuant to issuance of a delivery company call tag request by a Company customer service representative and returned to the appropriate licensed facility.

Sales or Use Tax

   The Company presently collects sales tax in each of the states in which it operates a facility and which apply a sales tax to the sale of wine and wine accessories. These states are Arizona, California, Colorado, Connecticut, Florida, Illinois, Michigan, Minnesota, North Carolina, New York, New Jersey, Ohio, Texas, Virginia and Washington. Massachusetts does not impose sales tax on wine but does so on wine accessories. The Company collects and remits sales tax on accessory sales in states in which it has nexus based on it operating a retail facility in such state. Additionally, certain states have enacted legislation permitting the delivery of wine to residents of their states by licensed, out-of-state shippers on the condition that certain sales, wine excise and/or other taxes are imposed on the customer and remitted to the state by the shipper and/or the customer. These states include Louisiana, Nevada, New Hampshire and Rhode Island. Since 1993, the Company has shipped wine to Idaho, Missouri, New Mexico, Oregon and West Virginia under "reciprocity laws" without collecting sales or use tax or notifying consumers that a use tax payment may be required. Also, the Company does not impose or collect sales tax on orders shipped to Alaska, Iowa, Montana, Nebraska, and North Dakota. Various states have attempted to impose on direct marketers the burden of collecting use taxes on the sale of products shipped to state residents. In 1992, the United States Supreme Court affirmed that it is unconstitutional for a state to impose use tax collection obligations on an out-of-state mail order company whose only contacts with the state are the distribution of advertising materials through the mail and subsequent delivery of purchased goods by parcel post and interstate common carriers. However, this decision acknowledged that Congress has the authority to enact legislation authorizing states to impose such obligations. Legislation is introduced from time to time in Congress, which would authorize collection of certain state and local taxes with respect to mail order sales, delivery and use of tangible personal property. The Company cannot predict whether or when legislation of this type will be enacted. Given the Company's ability to collect sales tax in the jurisdictions indicated above, the Company does not believe the collection of use taxes would present an undue burden upon the Company in the event that it were determined that the Company was obligated to collect such taxes, and would have no significant impact on the administrative expenses of the Company or the prices charged to customers.

Trademarks

   The following are registered trademarks or service marks of the Company:
Geerlings & Wade Personal Wine Service, J. Krant Cellars, Glass Ridge, Alazar Winery, Amsbury Winery, Brava Terra, Lapis Lazuli Winery & Vineyards, St. Carolyne Winery, San Valencia Winery, Mariel Winery, Jack Canyon Cellars, Redbrick Cellars, Bryan Woods Winery, Mischler Estates, Hamilton Estates, Mira Luna, Passport Wine Club, Passport Wine Club and Design, International Beer and Ale Society, Devina Estates, Domaine Paul, Expeditions, and Vintage Impressions Plus. The Company has filed trademark or service mark applications with the United States Patent and Trademark Office for the following names: WineBins.com and WineBins.com Wine Redefined. The Company believes that its trademarks or service marks have significant value and are an important factor in the marketing of its products and the development of its private label product line.

Employees

   As of December 31, 2000, the Company employed a total of 79 individuals on a full-time basis. The Company also uses part-time and contract employees on a regular basis at each of its licensed facilities and at its corporate headquarters.

Nasdaq Listing

   The Company has been notified by Nasdaq that the Company fails to comply with the minimum market value of public float requirement for continued listing under Maintenance Standard 1 as set forth in Marketplace Rule 4450(a)(2), and that its common stock is, therefore, subject to delisting from The Nasdaq National Market. The Company requested an oral hearing before a Nasdaq Listing Qualifications Panel to review the Staff Determination and seek continued listing. The Company appeared at this hearing on March 8, 2001 and provided information supporting its position that its common stock should continue to be listed on The Nasdaq National Market. The Panel's determination is expected to be released by early April 2001. There can be no assurance the Panel will grant the Company's request for continued listing. Pending a determination of the Panel, the Company's common stock will continue to trade on The Nasdaq National Market. In the event the Panel determines to discontinue the listing of the Company's securities on The Nasdaq National Market, the Company believes, based on indications at the hearing, that there is a strong likelihood that the Company's listing will be transferred to The Nasdaq SmallCap Market.

Item 2: Properties

   As of December 31, 2000, Geerlings & Wade operated 17 licensed facilities located in 16 states. The Company leases all of these facilities. Each facility is centrally located with easy access to major routes for delivery efficiencies. As of February 2001, the Company closed the Boston, MA retail facility due to limited sales growth opportunities and did not renew its lease that expired in March 2001.

                                                        Approximate
                                                          Square
      Facility                             Location       Footage   Expiration
      --------                          --------------- ----------- ----------
      Executive offices, customer
       service and licensed facility... Canton, MA        32,000       2005
      Licensed facility................ Carmel, NY        10,600       2003
      Licensed facility................ Somers, CT         4,500       2001
      Licensed facility................ Waukegan, IL       9,600       2004
      Licensed facility................ Tampa, FL         10,000       2005
      Licensed facility................ South River, NJ    4,000        *
      Licensed facility................ Petaluma, CA      10,900       2004
      Licensed facility................ Kent, WA           5,000       2003
      Licensed facility................ Chantilly, VA      4,800       2002
      Licensed facility................ Miamisburg, OH     5,900       2004
      Licensed facility................ Denver, CO         6,800       2005
      Licensed facility................ Tempe, AZ          6,600       2001
      Licensed facility................ Bloomington, MN    4,700       2002
      Licensed facility................ Ann Arbor, MI      5,300       2002
      Licensed facility................ Stafford, TX       5,700       2001
      Licensed facility................ Greensboro, NC     7,000       2005

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

                                                            1999        2000
                                                         ----------- -----------
                                                         High   Low  High   Low
                                                         ----- ----- ----- -----
      First Quarter..................................... $9.09 $4.00 $8.25 $4.59
      Second Quarter....................................  8.25  4.63  4.97  3.00
      Third Quarter.....................................  9.00  5.50  3.20  1.89
      Fourth Quarter....................................  9.63  5.69  2.31  1.50

   Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions.

   As of March 19, 2001, there were approximately 142 holders of record of the Company's common stock. Cede & Co., a nominee of the Depository Trust Company ("DTC"), owned of record 2,313,241 shares of the Company's common stock, or approximately 60%. DTC is a securities depository for brokers, dealers and other institutional investors. Securities are deposited with the DTC for the purposes of permitting book entry transfers of securities among such investors. The Company does not know the names of beneficial owners of shares that have been deposited at the DTC.

   The Company's capital stock consists of 10,000,000 authorized shares of common stock, par value $.01 per share, of which, as of March 19, 2001, 3,855,940 shares were issued and outstanding; and 1,000,000 authorized shares of preferred stock, par value $.01 per share, of which, as of March 19, 2001, no shares were issued and outstanding.

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

                                         Years Ended December 31,
                                  -------------------------------------------
                                   1996     1997     1998     1999     2000
                                  -------  -------  -------  -------  -------
                                   (in thousands, except per share data)
Statements of operations data:
Sales............................ $32,139  $35,247  $36,626  $38,863  $37,153
Cost of sales....................  17,188   18,185   18,160   18,940   17,304
                                  -------  -------  -------  -------  -------
  Gross profit...................  14,951   17,062   18,466   19,923   19,849
Selling, general and
 administrative expenses.........  15,080   15,618   16,712   20,578   21,314
Merger related expenses..........     --       --       --       825       49
                                  -------  -------  -------  -------  -------
  (Loss) income from operations..    (129)   1,444    1,754   (1,480)  (1,514)
Gain (Loss) on disposal of fixed
 asset...........................      16        6      --       (59)     (69)
Purchase price advance from
 Liquid Holdings.................     --       --       --       --     1,250
Interest (expense) income, net...    (257)     (23)     (10)      45     (138)
                                  -------  -------  -------  -------  -------
  (Loss) income before income
   taxes.........................    (370)   1,427    1,764   (1,494)    (471)
(Benefit) provision for income
 taxes...........................    (152)     604      751      ---     ----
                                  -------  -------  -------  -------  -------
  Net (loss) income.............. $  (218) $   823  $ 1,013  $(1,494) $  (471)
                                  =======  =======  =======  =======  =======
Net (loss) income per share
  Basic.......................... $ (0.06) $  0.22  $  0.27  $ (0.39) $ (0.12)
                                  =======  =======  =======  =======  =======
  Diluted........................ $ (0.06) $  0.22  $  0.27  $ (0.39) $ (0.12)
                                  =======  =======  =======  =======  =======
Weighted average common shares
 outstanding
  Basic..........................   3,776    3,780    3,786    3,843    3,855
  Diluted........................   3,776    3,796    3,801    3,843    3,855
                                            As of December 31,
                                  -------------------------------------------
                                   1996     1997     1998     1999     2000
                                  -------  -------  -------  -------  -------
                                              (in thousands)
Balance sheet data:
Working capital.................. $ 8,045  $ 9,303  $ 9,977  $10,054  $ 8,745
Total assets.....................  12,952   16,124   17,205   17,755   18,158
Total stockholders' equity.......   9,526   10,362   11,405   10,227    9,788

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

Results of Operations

   The following tables set forth the percentage which certain items in the Company's statements of income for the periods indicated bear to total sales and the Company's sales by market for the periods indicated:

                                           Years Ended December 31,
                                    -------------------------------------------
                                     1996     1997     1998     1999     2000
                                    -------  -------  -------  -------  -------
   Sales..........................    100.0%   100.0%   100.0%   100.0%   100.0%
   Cost of sales..................     53.5     51.6     49.6     48.7     46.6
   Gross profit...................     46.5     48.4     50.4     51.3     53.4
   Selling, general and
    administrative expenses.......     46.9     44.3     45.6     53.0     57.4
   Merger related expenses........      --       --       --       2.1      0.1
   (Loss) income from operations..     (0.4)     4.1      4.8     (3.8)    (4.1)
   Loss on disposal of fixed
    asset.........................      --       --       --       --       0.2
   Purchase price advance from
    Liquid Holdings...............      --       --       --       --       3.4
   Interest (expense) income,
    net...........................     (0.8)    (0.1)     --       0.1     (0.4)
   (Loss) income before income
    taxes.........................     (1.2)     4.0      4.8     (3.8)    (1.3)
   (Benefit) provision for income
    taxes.........................     (0.5)     1.7      2.1      --       --
   Net (loss) income .............     (0.7)     2.3      2.7     (3.8)    (1.3)
                                           Years Ended December 31,
                                    -------------------------------------------
   Market (excludes shipping
   revenue)                          1996     1997     1998     1999     2000
   -------------------------        -------  -------  -------  -------  -------
                                                (in thousands)
   Massachusetts(1)...............  $ 5,685  $ 6,310  $ 5,960  $ 6,553  $ 5,780
   Connecticut (2)................    2,186    2,025    2,079    2,257    2,135
   New York.......................    5,078    4,929    5,061    5,065    4,775
   Illinois(2)....................    2,563    2,702    2,805    2,939    2,726
   Florida........................    2,810    3,066    3,194    3,413    3,177
   California(2)..................    3,466    3,530    3,833    3,943    3,883
   New Jersey.....................    3,637    3,658    3,559    3,634    3,592
   Washington.....................    1,017    1,093    1,049    1,043      840
   Virginia.......................    1,707    1,963    1,996    1,889    1,795
   Ohio...........................    2,017    2,401    2,566    2,622    2,265
   Minnesota (2)..................      338      413      436      494      511
   Colorado.......................      566      713      718      769      780
   Arizona........................      431      542      601      639      668
   Michigan (June 1997)...........      --       356      917    1,126    1,234
   Texas (March 1999).............      --       --       --       480      781
   North Carolina (May 2000)......                                          359
                                    -------  -------  -------  -------  -------
     Totals.......................  $31,501  $33,701  $34,774  $36,866  $35,301
                                    =======  =======  =======  =======  =======

--------
(1) Includes sales from catalog accessories and from the Newbury Street, Boston store.
(2)  Includes authorized sales into additional states.

Years Ended December 31, 2000, 1999 and 1998

   Sales. The Company's revenues are derived from the sale of wine, wine-related accessories, delivery income and memberships. In 2000, sales decreased $1,710,000 or 4.4%, from $38,863,000 in 1999 to $37,153,000 in 2000. From 1998 to 1999, sales increased by $2,237,000, or 6.1%, from $36,626,000 in 1998.
Revenues declined in 2000 as a result of several decisions the Company made to improve marketing efficiencies. In 2000, the Company decided to terminate outbound telemarketing, which resulted in a sales decline of $728,000, and decided not to mail accessory only catalogs. Accessory sales were lower in 2000 by $438,000, due to this decision and due to weaker responses to the holiday catalogs, especially in December 2000. Additionally, sales from wine futures and delivery income were lower by approximately $170,000 and $146,000, respectively. Futures decreased primarily due to higher pricing and to lower quality wines from that vintage. Delivery income declined as a result of greater use of free shipping offers in 2000 as compared to 1999. Acquisition sales declined by $138,000 as a result of significantly weaker response rates to these mailings. The Company plans to continue testing new lists and creative formats and offers to increase these response rates. Internet sales and catalog sales contributed to the sales increase from 1998 to 1999. Internet sales, excluding shipping revenue, accounted for 14.2% of Geerlings & Wade's 2000 revenues compared to only 5.3% in 1999. Membership revenue increased $96,000 from $574,000 in 1999 to $670,000 in 2000, or 16.7%.

   The number of cases (12 bottles) of wines sold by the Company decreased by 27,794 or 7.6%, from 364,624 cases in 1999 to 336,830 cases in 2000. From 1998 to 1999, the number of cases sold increased by 27,929 from 336,695 in 1998 to 364,624 in 1999, a 8.3% increase. The average number of cases purchased per customer increased from 2.61 cases per year in 1998 to 2.70 cases per year in 1999. In 2000, the average number of cases purchased per customer decreased to
2.59. In large part, the increase in 1999 in the average annual number of cases purchased was a result of fewer sales in 1999 to first time buyers, who generally buy less than one case at the time of their first purchase. All markets that were operating in 1999 and 2000 except Arizona, Colorado, Michigan and Texas reflect sales declines between 1999 and 2000. Between 1998 and 1999 all markets except New York, Virginia and Washington reflected sales growth. Sales from memberships were 1.6%, 1.8% and 1.8% of overall revenues in 1998, 1999 and 2000, respectively. Sales from wine related accessories were 1.5%, 2.4% and 1.8% of overall revenues in 1998, 1999 and 2000, respectively. Sales from delivery income were 5.1%, 5.0% and 5.1% in 1998, 1999 and 2000, respectively.

   The average case price for cases sold by the Company increased from $96.55 in 1999 to $100.02 in 2000, a 3.6% increase. Average case price decreased in 1999 to $96.55 or 3.1% below the 1998 average price of $99.64 per case. The decrease in case price between 1998 and 1999 is due to lower average prices of about 5% for wines sold to existing customers, attributable primarily to a shift in product mix offered by the Company and to more price mark downs for wines offered in the Odds & Ends mailings from 1999 to 1998. The Company does not believe that it will need to lower prices to compete in the market place. However, this does not preclude price adjustments that may be necessary to track price trends in the marketplace precipitated by market factors such as a drop in the price of wine from suppliers or major changes in foreign currency exchange rates. In 2000, Geerlings & Wade continued discounting selected products to reduce inventory and maintain a manageable number of stock keeping units.

   Gross Profit. Gross profit declined in 2000 as compared to 1999 due to lower sales. In 2000, gross profit decreased $76,000, or 0.37%, from $19,923,000 in 1999 to $19,849,000 in 2000. From 1998 to 1999, gross profit increased $1,457,000 from $18,466,000 in 1998 to $19,923,000 in 1999, a change of 7.9%.
During these periods, gross profit as a percentage of sales increased from 50.4% in 1998 to 51.3% in 1999 to 53.4% in 2000. The increase in gross profit as a percentage of sales resulted primarily from favorable exchange rates and from improved purchasing by the Company in 1999 and 2000. Gross profits for all sales per case of wine sold increased $4.29 per case during 2000 to $58.93 per case from $54.64 per case in 1999. In 1998, the gross profit per case was $54.84.

   There are several factors that cause the Company's gross margins to vary. Fluctuations in foreign currency exchange rates influence the cost at which the Company is able to buy wine. In addition, the Company sells its more expensive wines at a lower gross margin percentage than its less expensive wines. Consequently, the Company's gross profit as a percentage of sales diminishes if the average price point of the Company's product mix increases. Nationally branded wines, sold on WineBins.com and geerwade.com, are sold at gross margins which are significantly lower than the average gross margins for the Company's privately sourced wine. Therefore, if the Company materially increased the sale of nationally branded wine, its gross margin percentage would be adversely affected. There are no plans to materially change the mix between privately sourced and nationally branded wines.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $736,000 from $20,578,000 in 1999 to $21,314,000 in 2000, or 3.5%. From 1998 to 1999, selling, general and administrative expenses increased 23.1%, from $16,712,000 to $20,578,000. As a percentage of sales, selling, general and administrative expenses equaled 57.4% in 2000, 53.0% in 1999 and 45.6% in 1998. Selling, general and administrative costs increased in several areas in 2000 as compared to 1999. The largest contributor to the increase was delivery expense, which rose $218,000. This increase was the result of using couriers other than UPS for all of 2000 in Nevada, Florida and Connecticut and to increasing sales in high cost delivery states such as Texas and North Carolina. The Company continues to devote considerable efforts in an attempt to lower delivery expenses. Costs are also impacted by the Company's need to comply with laws and regulations related to the retail sale of wine. In 2000, the Company operated from 17 licensed facilities in 16 separate states. Operating these separate locations forced the Company to incur unusually high overhead expenses as a percentage of sales. Rent expense increased by $90,000 in 2000 due to the addition of the North Carolina retail facility and to increased rents in various states. In 2000, the Company also expensed $305,000 related to a severance agreement with Jay Essa, who resigned as Chief Executive Officer in April 2000. Other minor increases for overhead and variable costs contributed to the remaining selling, general and administrative expense increase for 2000.

   Marketing expenses increased marginally between 2000 and 1999. Marketing expenses, which are referred to as advertising costs in the financial statement footnotes, increased $8,000 from $7,123,000 in 1999 to $7,131,000 in 2000. This increase includes the $667,000 additional expense the Company recognized as a result of a change in accounting estimate for the amortization of acquisition mailing expenses. Expenses for acquisition mailings were higher by an additional $537,000 as a result of mailing more acquisition mail in 2000 than in 1999. However, response rates to these mailings were lower in 2000 and generated fewer sales and new customers than in 1999. The increase in acquisition mailing expenses was offset by mailing fewer catalogs, curtailing space and radio advertising for its websites and terminating outbound telemarketing. Marketing costs increased $1,891,000 or 36.1%, from $5,238,000 in 1998 to $7,129,000 in 1999. The majority of the increase in marketing expenses resulted from spending approximately $1,000,000 for advertising to promote Geerlings & Wade's Internet sites, particularly in connection with the November 1999 launch of the WineBins.com site. In 1998, the first year the Company had a website, the Company spent only $27,000 to promote its Internet site. In 2000, the Company spent $140,000 on Internet marketing expenses.

   In 2000, the Company increased the circulation of house mailings and acquisition mailings. The Company sent approximately 4,519,000 and 5,008,000 house mailings in 1999 and 2000, respectively, representing an increase of approximately 10.8% from 1999 to 2000. In mid-1999, the Company increased the frequency with which it mailed to its older buyers in an attempt to retain these buyers. In 2000, the Company mailed to older buyers less frequently but with special offers to encourage repeat purchases. This practice seeks to maximize the response rates to these mailings while minimizing costs for marketing to these lower performing segments. Additionally, in 2000, the Company launched a promotional program for new customers to increase the conversion rates of one-time buyers to frequent buyers. This program entails special mailings and, in 2001, contacts by sales representatives. Response rates to acquisition mailings weakened in 2000 due to increased competition from Internet and direct mail wine retailers, deeper circulation in which weaker buyers are mailed and rental list fatigue. The Company plans to focus on increasing response rates to acquisition mailings in 2001. Following the Company's decision in the second quarter of 1999 to standardize the wines it sells in each state, the Company has been able to standardize its customer mailings and save significant per unit printing expenses in 2000. However, to manage inventory better by selling previously promoted wines, the Company plans to remarket wines promoted on the back page of about one-third of its house mailing brochures. The Company expects that this will add to printing costs but facilitate inventory management.

   The Company anticipates that its marketing expenses in connection with its e-commerce sites will be marginally higher in 2001 than in 2000. The Company plans to use its traditional acquisition mailings to acquire new customers in 2001 but intends to distribute such mailings to a lower number of prospective customers than it did in 2000. The Company plans to further develop its catalogs devoted primarily to wine with mailings scheduled for spring and several mailings for the holiday season of 2001. In 2001, Geerlings & Wade plans to mail 18 brochures and four Odds & Ends mailings, 12 preferred customer and member mailings, seven region studies and one futures mailing to its customers. As described above, the Company plans throughout the year to mail regular special offers to new customers and customers who have not purchased for some time.

   Merger related expenses. Geerlings & Wade entered into a merger agreement (the "Merger Agreement") with Liquid Holdings, Inc. and its wholly-owned subsidiary, Liquid Acquisition Corp., in September 1999, pursuant to which Liquid Holdings agreed to acquire all the outstanding shares of common stock of the Company for $10 per share. The merger agreement terminated pursuant to its terms in February 2000 because financing needed by Liquid Holdings was not obtained. At the time of the Merger Agreement, Liquid Holdings paid the Company a $1,250,000 fee which was refundable under certain limited circumstances. Under the terms of the Merger Agreement, this fee could be used by the Company for general corporate purposes. Upon the termination of the Merger Agreement in February 2000, the Company recorded the $1,250,000 fee as other income in the first quarter of 2000.

   Interest Income (expense). In 2000, the Company incurred interest expense of $153,000 due to increased borrowings under the credit facility with Citizens Bank of Massachusetts. In 1999, the Company incurred no interest expense since it did not draw on its line of credit with BankBoston, N.A. (which terminated in July 1999). In 1998, the Company's interest expense was $21,000. Interest income decreased in 2000 by $29,000 from $45,000 in 1999 to $16,000 in 2000.
Interest income in 1999 increased by $14,000 to $45,000 from $31,000 in 1998. The net effect is that Geerlings & Wade had net interest expense of $138,000 in 2000 and net interest income of $45,000 in 1999 and $10,000 in 1998.

   Provision for Income Taxes. Although the Company incurred a net loss in 1999 and 2000, the Company decided not to book a benefit in 1999 due to the uncertainty regarding the ultimate realization of the related deferred tax asset. The Company provided for income taxes of 42.5% in 1998.

   Net (Loss) Income. The Company recognized a net loss of $471,000 and $1,494,000 in 2000 and 1999, respectively, after earning net income of $1,013,000 in 1998. This reduction in net loss between 2000 and 1999 resulted from recognition of a purchase price advance related to the termination of a merger agreement with Liquid Holdings, Inc. in February 2000, lower merger related costs in 2000 and improved gross margins as a percentage of sales. These savings were offset by higher delivery expenses and severance expenses in 2000.

Liquidity and Capital Resources

   In 2000, the Company's primary capital needs were for funding the marketing expenses in connection with advertising the Company's acquisition mailings, purchases of software and hardware, Internet site development and purchases of inventory to support sales growth and the Company's increasingly varied product offerings. As of December 31, 2000, the Company had cash and cash equivalents totaling $1,872,000, compared to $2,625,000 as of December 31, 1999.

   On April 13, 2000, the Company entered into a credit agreement with Citizens Bank of Massachusetts. The amount borrowed under this facility bears interest at the prime rate and is collateralized by substantially all of the assets of the Company. The Company is required to comply with certain financial covenants as part of the terms and conditions of the line of credit. The Company was in default under its credit agreement at the end of the second, third and fourth quarters of fiscal 2000 as a result of the Company's failure to meet certain financial covenants at the end of these quarters and to obtain certain landlords' consent and subordination agreements. The Company has received waivers from the bank for each period. In connection with the waiver for the most recent period, the Company and the bank amended the credit agreement to provide for a reduction in the principal amount available for borrowing under the facility to $1.9 million and to provide that the Company repay amounts outstanding under the facility in $50,000 increments on the 1st and 15th of each calendar month, beginning March 15, 2001, until such time as the Company can certify its compliance with the financial covenants.

   In 2000, the Company used $1,537,000 in cash from operating activities compared to $2,450,000 in 1999. The cash used in operating activities in 2000 resulted primarily from a net loss of $471,000; an increase in inventory of $3,008,000; a decrease in accounts payable of $261,000 and accrued sales taxes and expenses of $157,000. These cash needs were offset by a decrease in prepaid mailing costs of $806,000, a decrease in accounts receivable of $307,000, and an increase in deferred revenue of $285,000.

   The Company had working capital of $10,054,000 and $8,745,000 at December 31, 1999 and 2000, respectively. Under the Company's merchandising plan for 2000, the Company committed to purchasing large quantities of wine. The Company was unable to sell all this wine at the same turn rate as it had in 1999, which resulted in higher inventories. In addition, as a result of the alcoholic beverage regulatory framework within which the Company operates, the Company is required to maintain separate inventories in each of the markets in which it operates a licensed facility and is not permitted to transfer inventory between such facilities. In the second quarter of 2000, the Company opened a licensed facility in Greensboro, North Carolina. The inventory for this facility added to the overall inventory levels. To reduce inventory to historical levels, the Company plans to purchase lower quantities in 2001 than it purchased for 2000 and will more frequently use wines from existing stock in its mail promotions.

   During 2000, net cash of $222,000 was used in investing activities. These purchases included approximately $203,000 in connection with the Company's computer system and software enhancements, $12,000 in property and equipment and $10,000 for furniture and fixture purchases and leasehold improvements. Net cash of $782,000 was used in investing activities in 1999. The Company used these funds to acquire new order management software as well as software enhancements to the website development.

   Total cash provided by financing activities in 2000 was $1,007,000, of which $2,750,000 represented borrowings and $525,000 represented repayments under the line of credit. An additional $11,000 was generated from issuance of stock under the Employee Stock Purchase Plan and $21,000 represented exercise proceeds from stock options issued under the Company's Stock Option Plan. The cash provided from these activities was offset by the purchase price advance from Liquid Holdings of $1,250,000, which was received in 1999.

   The Company's ability to make scheduled payments of principal of, or to pay the interest on, or to refinance, its indebtedness, or to fund planned capital expenditures will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. Based upon the current level of operations, anticipated cost savings and revenue growth, the Company believes that cash flow from operations and available cash will be adequate to meet the Company's working capital needs for 2001. The Company's liquidity sources will not be sufficient to permit the Company to grow in the manner it would like to unless the Company pursues alternative sources of liquidity. However, there can be no assurance that the Company will be able to obtain alternate sources of liquidity on commercially reasonable terms or at all.

   Exchange Rates. The Company engages in currency-hedging activities related to firm commitments for the purchase of inventories in an effort to fix costs and manage the impact of exchange rate fluctuations. The Company maintains a foreign exchange line with Fleet National Bank that allows the Company to enter into forward currency exchange contracts of up to $500,000 maturing on any one day. As of December 31, 2000, the Company had no foreign exchange contracts outstanding.

New Accounting Pronouncements

   In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of Accounting Principles Board (APB), Opinion No. 25. The interpretation clarifies the application of APB Opinion No. 25 in certain situations, as defined. The interpretation is effective July 1, 2000. The adoption of this interpretation did not have any effect on the accompanying financial statement.

   In September 2000, the Emerging Issues Task Force (EITF) issued EITF 00-10, Accounting for Shipping and Handling Fees and Costs, which provides guidance on classification of amounts billed to a customer and amounts incurred for shipping and handling fees related to a sale of product. The EITF reached the consensus that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenues earned for the goods provided and should be classified as revenue. The EITF also concluded that the classification of shipping and handling costs is an accounting policy decision. Geerlings & Wade has elected to classify shipping costs in Selling, General and Administrative Expenses.

Risk Factors That May Affect Future Results

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

   Limited Operating History; Management of Growth. Geerlings & Wade has a limited operating history upon which investors may evaluate its performance. Although the Company was profitable in 1997 and 1998, the Company was not profitable in 1995, 1996, 1999 and 2000 and there can be no assurance that it will operate profitably in the future. In addition, the Company has only limited management, operational and financial resources to accommodate continued growth, should it occur. The Company's ability to manage growth effectively will require it to continue to implement and improve its operational and financial systems and to hire and train new employees. These demands are expected to require additional management resources and the development of additional expertise by existing management. The failure to manage growth effectively would have a material adverse effect on the Company. There can be no assurance that Geerlings & Wade will be able successfully to attract and retain the skilled and experienced personnel required to manage its business.

   Liquidity. The Company's current liquidity sources are not sufficient to permit the Company to grow in a manner that would be most advantageous for stockholders. The Company intends to pursue alternative sources of liquidity, but there can be no assurance that the Company will obtain alternate sources of liquidity on commercially reasonable terms or at all.

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

   Increases in Postage Rates; Dependence on Shippers. The Company's marketing efforts have traditionally been conducted through direct mail campaigns. As a result, increases in postage rates may have a material adverse effect on the Company's business and its results of operations. Except in Massachusetts and New Jersey, the Company is dependent upon delivery services provided by UPS or other licensed delivery companies. A work stoppage, strike or other interruption in service experienced by UPS or other delivery companies, such as the UPS driver strike in 1997, may have a material adverse effect on the Company's business and its results of operations. Additionally, increases in shipping rates may have a material adverse effect on the Company's business and its results of operations. Finally, if UPS terminates delivery services for alcoholic beverages in certain states, as it did in 1999 in Florida, Nevada and Connecticut, the Company will incur significantly higher shipping rates that may have a material adverse effect on the Company's business and its results of operations.

   Dependence on Wine Selection and Sourcing. To a large extent, the Company's success depends upon its wine selection and sourcing capabilities. There can be no assurance that the Company will be able to consistently develop a selection of wines that will enable the Company to maintain or expand its customer base. Many of the Company's wines are sourced by Mr. Peter Van Hoof, one of the Company's primary negociants for Europe, and Mr. Guy Davis, one of the Company's primary negociants for the U.S. The loss of services of either of these parties could have a material adverse effect on the Company and its results of operations. In the event that a wine proves to be unpopular for any reason or the Company orders an excessive quantity of one or more wines, it may encounter liquidity problems under these circumstances, which may have a material adverse effect on the Company and its results of operations.

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

   Health Issues. Since 1989, federal law has required health-warning labels on all alcoholic beverages. Although an increasing number of research studies suggest that health benefits may result from the moderate consumption of wine, these suggestions have been widely challenged and a number of groups advocate increased governmental action to restrict consumption of alcoholic beverages. Restrictions on the sale and consumption of wine or increases in the taxes imposed on wine in response to concerns regarding health issues may have a material adverse effect on the Company's business and operating results. There can be no assurance that there will not be legal or regulatory challenges to the industry as a whole, and any such legal or regulatory challenge may have a material adverse effect on the Company's business and results of operations.

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

   Excise Taxes, Customs Duties and Tariffs. The federal government and various states impose excise taxes, duties and tariffs on wine. Increases in the federal excise tax on wine or increases in state excise tax levels may have a material adverse effect on the Company's business and its results of operations. In 2000, approximately 66% of the total cases of wine sold by the Company were imported. Increases in duty or tariff levels may have a material adverse effect on the Company's business and results of operations.

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

   Dependence on Computers. The Company relies on software, hardware, the Internet and telecommunications equipment and services to transact, process, record, keep, analyze and manage all aspects of its business. In the event any of these major components or services fail for an extended period of time, this could have a material adverse effect on the Company's operations, sales and profitability.

Item 7A: Quantitative and Qualitative Disclosure about Market Risk

   The following discussion about the Company's market risk disclosures contains forward-looking statements. Actual results could differ materially from those contained in forward-looking statements.

   The Company is exposed to market risk related to foreign currency exchange rates. The Company does not use derivative financial instruments for speculative or trading purposes. The Company enters into foreign exchange forward contracts to reduce its exposure to currency fluctuations on vendor accounts payable denominated in foreign currencies. The objective of these contracts is to neutralize the impact of foreign currency exchange rate movements on the Company's operating results. The gains and losses on these contracts are included in earnings when the underlying foreign currency denominated transaction is recognized. The Company realized $321,000 in gain related to these contracts in 2000. Losses related to these instruments for fiscal 2000 were not material to the Company. Looking forward, the Company does not anticipate any material adverse effect on its financial position, results of operations or cash flows resulting from the use of these instruments. However, there can be no assurance that these strategies will be effective or that transaction losses can be minimized or forecasted accurately.

Item 8: Financial Statements and Supplementary Data

   The information called for by this item is indexed on page F-1 of this Report and is contained on pages F-2 through F-20.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                    PART III

Item 10: Directors and Executive Officers of the Registrant

   The information required by this Item is included under the captions "Re-election of Director," "Executive Compensation; Certain Arrangements" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the proxy statement for use in connection with the Company's 2001 Annual Meeting of Stockholders (the "Proxy Statement"), and is incorporated herein by reference.

Item 11: Executive Compensation

   The information required by this Item is included under the captions "Executive Compensation; Certain Arrangements," and "Compensation Committee Report" in the Proxy Statement, and is incorporated herein by reference.

Item 12: Security Ownership of Certain Beneficial Owners and Management

   The information required by this Item is included under the caption "Securities Ownership of Certain Beneficial Owners and Management" in the Proxy Statement and is incorporated herein by reference.

Item 13: Certain Relationships and Related Transactions

   The information required by this Item is included in the caption "Re-Election of Director--Directors' Compensation" in the Proxy Statement, and is incorporated herein by reference.

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

 Exhibit                                                            Sequential
   No.                          Description                          Page No.
 -------                        -----------                         ----------
   3.1   Form of Amended and Restated Articles or Organization of
         the Company. (1)
   3.2   Amended and Restated By-laws of the Company. (1)
   4.1   Specimen Certificate of Common Stock. (1)(2)
   4.2   Registration Rights Agreement by and among certain
         Stockholders and the Company. (1)
  10.1   Lease Agreement between the Company and Naughton Company
         dated April 11, 1994. (1)
  10.2   Lease Agreement between the Company and John Hancock
         Mutual Life Insurance Company dated July 31, 1992. (1)
  10.3   California Public Warehouse Letter Agreement. (1)
  10.4   Form of Employment Agreement for Phillip D. Wade. (1)

 Exhibit                                                             Sequential
   No.                          Description                           Page No.
 -------                        -----------                          ----------
 10.5    Form of Employment Agreement for Huib E. Geerlings. (1)*
 10.6    Consulting Agreement between the Company and Peter van
         Hoof effective as of April 1, 1994. (1)
 10.7    Agreement dated as of April 7, 2000 between the Company
         and David Pearce. (18)*
 10.8.1  Credit Agreement dated as of April 13, 2000 between the
         Company and Citizens Bank of Massachusetts (18)
 10.8.2  First Amendment to the Credit Agreement dated as of
         December 4, 2000 between the Company and Citizens Bank of
         Massachusetts, including the Amended and Restated Post-
         Closing Agreement.
 10.8.3  Second Amendment to the Credit Agreement dated as of
         March 5, 2001 between the Company and Citizens Bank of
         Massachusetts.
 10.10   Stock Option Plan, as amended. (9)(13)(15)
 10.11   Non-Employee Director Stock Option Plan, as amended.
         (1)(12)
 10.12   Employee Stock Purchase Plan. (1)
 10.13   Lease Agreement between the Company and Pacific Realty
         Associates, L.P. dated July 18, 1994. (3)
 10.14   Lease Agreement between the Company and Flint Lee Limited
         Partnership dated August 31, 1994. (3)
 10.15   Lease Agreement between the Company and 47th Avenue
         Industrial Properties dated October 6, 1994. (3)
 10.16   Lease Agreement between the Company and Mehland
         Developers dated October 31, 1994. (3)
 10.17   Lease Agreement between the Company and Hohokam Realty
         Condominiums dated October 31, 1994. (4)
 10.18   Lease Agreement between the Company and Bruce K. and
         Gayle J. Hoyt dated November 23, 1994. (5)
 10.19   Master Agreement dated as of June 9, 1995 by and between
         the Company and Chemical Bank, a New York banking
         corporation. (5)
 10.20   Lease Agreement between the Company and The Naughton
         Company dated August 16, 1995. (6)
 10.21   Lease Agreement between the Company and Cole Taylor Bank
         dated August 23, 1995. (6)
 10.22   Lease Agreement between the Company and Debra Campbell
         dated July 15, 1996. (7)
 10.23   Lease Agreement between the Company and Simon Champagne
         dated July 24, 1996. (7)
 10.24   Lease Agreement between the Company and Enviro-zyme
         International, Incorporated dated January 6, 1997. (8)
 10.25   Lease Agreement between the Company and William Eddy
         dated January 24, 1997. (8)
 10.26   Lease Amendment between the Company and 47th Avenue South
         Properties, LLC dated February 1, 1998. (10)
 10.27   Lease Addendum between the Company and Mehland Developers
         dated January 13, 1998. (10)
 10.28   Lease Amendment between the Company and PBP-N, Inc. dated
         October 9, 1997. (10)

 Exhibit                                                             Sequential
   No.                          Description                           Page No.
 -------                        -----------                          ----------
  10.29  Lease Agreement between the Company and 216-218 Newbury
         Street Realty Trust dated January 20, 1998. (10)
  10.30  Lease Amendment between the Company and Bruce K. Hoyt dated March 18, 1998. (10)
  10.31  Sublease Agreement between the Company and Fishman Supply
         Co. dated June 12, 1998 and Lease Agreement between the
         Fishman Supply Co. and Charles R. Stephens dated
         September 1, 1989. (11)
  10.32  Lease Amendment between the Company and Jerry L. Ivy dated April 21, 1998. (13)
  10.33  Lease Agreement between the Company and Corporate
         Exchange Limited Partnership dated October 9, 1998. (13)
  10.34  Severance Agreement dated April 2, 1999 between the
         Company and Jay L. Essa. (14)
  10.35  Lease Amendment between the Company and Flint Lee Limited
         Partnership dated June 22, 1999. (16)
  10.36  Lease Amendment between the Company and William Eddy dated October 1, 1999. (16)
  10.37  Lease Agreement between the Company and Cader Lane
         Associates dated September 27, 1999. (16)
  10.38  Lease Amendment between the Company and Enviro-zyme
         International, Inc. dated December 18, 1999. (17)
  10.39  Lease Agreement between the Company and Wengreen, LLC dated November 1, 1999. (17)
  10.40  Lease Agreement between the Company and Naughton Company dated March 13, 2000. (17)
  10.41  Lease Agreement dated as of April 24, 2000 between the
         Company and Tampa Tri-County Flexxspace, Ltd. (18)
  10.42  Lease Amendment dated November 29, 2000 between the
         Company and M&T Partners, Inc.
  10.43  Indenture of lease dated February 16, 2000 between the
         Company and Foxford Business Center, LLC.
     21  Subsidiaries of the Company. (13)
     23  Consent of Arthur Andersen LLP.

--------
(1) Filed as an Exhibit to the Company's Registration Statement on Form S-1 filed on May 5, 1994 (File No. 33-78624) and incorporated by reference herein.
(2) Filed as an Exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-1 filed on June 9, 1994 (File No. 33-78624) and incorporated by reference herein.
(3) Filed as an Exhibit to the Company's Form 10-K for the year ended December 31, 1994 (File No. 0-24048) and incorporated by reference herein.
(4) Filed as an Exhibit to the Company's Form 10-Q for the quarterly period ended March 31, 1995 filed on May 15, 1995 (File No. 0-24048) and incorporated by reference herein.
(5) Filed as an Exhibit to the Company's Form 10-Q for the quarterly period ended June 30, 1995 filed on August 14, 1995 (File No. 0-24048) and incorporated by reference herein.
(6) Filed as an Exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1995 filed on March 29, 1996 (File No. 0-24048) and incorporated by reference herein.
(7) Filed as an Exhibit to the Company's Form 10-Q for the quarterly period ended September 28, 1996 filed on November 12, 1996 (File No. 0-24048) and incorporated by reference herein.

(8) Filed as an Exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1996 filed on March 31, 1997 (File No. 0-24048) and incorporated by reference herein.
(9) Filed as an Exhibit to the Company's Registration Statement on Form S-8 filed on September 30, 1997 (File No. 333-36741) and incorporated by reference herein.
(10) Filed as an Exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1997 filed on March 30, 1998 (File No. 0-24048) and incorporated by reference herein.
(11) Filed as an Exhibit to the Company's Form 10-Q for the quarterly period ended June 30, 1998 filed on August 14, 1998 (File No. 0-24048) and incorporated by reference herein.
(12) Filed as an Exhibit to the Company's Registration Statement on Form S-8 filed on October 20, 1998 (File No. 333-65907) and incorporated by reference herein.
(13) Filed as an Exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1998 filed on March 30, 1999 (File No. 0-24048) and incorporated by reference herein.
(14) Filed as an Exhibit to the Company's Form 10-Q for the quarterly period ended March 31, 1999 filed on May 14, 1999 (File No. 0-24048) and incorporated by reference herein.
(15) Filed as an Exhibit to the Company's Registration Statement on Form S-8 filed on August 19, 1999 (File No. 333-85557) and incorporated by reference herein.
(16) Filed as an Exhibit to the Company's Form 10-Q for the quarterly period ended September 30, 1999 filed on November 15, 1999 (File No. 0-24048) and incorporated by reference herein.
(17) Filed as an Exhibit to the Company's Form 10-K for the year ended December 31, 1999 filed on March 30, 2000 (File No. 0-24048) and incorporated by reference herein.
(18) Filed as an Exhibit to the Company's Form 10-Q for the quarterly period ended June 30, 2000 filed on August 14, 2000 (File No. 0-24048) and incorporated by reference herein.
*  Management contract or compensatory plan

  (b) No reports on Form 8-K were filed by the Company during the fourth quarter of 2000.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Geerlings & Wade, Inc.

                                                  /s/  David R. Pearce
                                          By: _________________________________
                                                     (David R. Pearce)
                                               President and Chief Executive
                                                          Officer

Date: March 30, 2001

   Pursuant to the Requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

      /s/ Huib E. Geerlings            Chairman of the Board and    March 30, 2001
______________________________________  Director
          Huib E. Geerlings

       /s/ David R. Pearce             President, Chief Executive   March 30, 2001
______________________________________  Officer, Chief Financial
           David R. Pearce              Officer and Treasurer
                                        (Principal Financial and
                                        Accounting Officer)

       /s/ James C. Curvey             Director                     March 30, 2001
______________________________________
           James C. Curvey

     /s/ John M. Connors, Jr.          Director                     March 30, 2001
______________________________________
         John M. Connors, Jr.

        /s/ John J. Remondi            Director                     March 30, 2001
______________________________________
           John J. Remondi

        /s/ Robert L. Webb             Director                     March 30, 2001
______________________________________
            Robert L. Webb

Report of Independent Public Accountants                                                   F-2

Balance Sheets as of December 31, 1999 and 2000                                            F-3

Statements of Operations for the Years Ended December 31, 1998, 1999 and 2000              F-4

Statements of Stockholders' Equity for the Years Ended December 31, 1998, 1999 and 2000    F-5

Statements of Cash Flows for the Years Ended December 31, 1998, 1999 and 2000              F-6

Notes to Financial Statements                                                              F-7

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Geerlings & Wade, Inc.:

We have audited the accompanying balance sheets of Geerlings & Wade, Inc. (a Massachusetts corporation) as of December 31, 1999 and 2000 and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Geerlings & Wade, Inc. as of December 31, 1999 and 2000 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.


/s/ Arthur Andersen LLP

Boston, Massachusetts
March 5, 2001

GEERLINGS & WADE, INC.

Balance Sheets
December 31, 1999 and 2000



                                                                                                    DECEMBER 31,
ASSETS                                                                                           1999          2000
Current Assets:
 Cash and cash equivalents                                                                   $ 2,624,990   $ 1,872,267
 Accounts receivable                                                                           1,395,305     1,088,660
 Inventory                                                                                     9,481,779    12,489,631
 Prepaid mailing costs                                                                           899,400        93,312
 Prepaid expenses and other current assets                                                     1,265,916       986,127
 Deferred income taxes, net                                                                      229,139       171,455
                                                                                             -----------   -----------
      Total current assets                                                                    15,896,529    16,701,452
                                                                                             -----------   -----------

Property and Equipment, at cost:
 Office and computer equipment                                                                 1,986,810     2,025,483
 Motor vehicles                                                                                   77,875        77,875
 Furniture and fixtures                                                                          377,600       326,487
                                                                                             -----------   -----------
                                                                                               2,442,285     2,429,845

 Less--Accumulated depreciation                                                                1,326,174     1,632,938
                                                                                             -----------   -----------
                                                                                               1,116,111       796,907
                                                                                             -----------   -----------
Deferred Income Taxes, net                                                                       352,408       299,162
                                                                                             -----------   -----------
Other Assets                                                                                     390,411       360,962
                                                                                             -----------   -----------
                                                                                             $17,755,459   $18,158,483
                                                                                             ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Line of credit                                                                            $           -   $ 2,225,000
 Accounts payable                                                                              3,354,972     3,093,647
 Current portion of deferred revenue                                                           1,171,406     1,478,648
 Accrued sales, income and payroll taxes                                                         319,318       311,245
 Accrued expenses                                                                                996,848       848,113
                                                                                             -----------   -----------
     Total current liabilities                                                                 5,842,544     7,956,653
                                                                                             -----------   -----------
Deferred Revenue, less current portion                                                           436,206       413,886
                                                                                             -----------   -----------
Purchase Price Advance from Liquid Holdings (Note 1)                                           1,250,000             -
                                                                                             -----------   -----------
Commitments and Contingencies (Note 6)

Stockholders' Equity:
 Preferred stock, $0.01 par value-
  Authorized--1,000,000 shares
  Outstanding--none                                                                                    -             -
 Common stock, $0.01 par value
  Authorized--10,000,000 shares
  Issued and outstanding--3,849,071 shares and 3,855,940 shares in 1999 and 2000,                 38,491        38,559
   respectively
 Additional paid-in capital                                                                   10,075,279    10,107,108
 Retained earnings (deficit)                                                                     112,939      (357,723)
                                                                                             -----------   -----------
      Total stockholders' equity                                                              10,226,709     9,787,944
                                                                                             -----------   -----------
                                                                                             $17,755,459   $18,158,483
                                                                                             ===========   ===========


The accompanying notes are an integral part of these financial statements.

GEERLINGS & WADE, INC.

Statements of Operations
for the Years Ended December 31, 1998, 1999 and 2000

                                                                                  Years Ended December 31,
                                                                             1998           1999           2000
Sales                                                                     $36,625,661    $38,863,425    $37,153,075

Cost of Sales                                                              18,159,912     18,940,024     17,304,275
                                                                          -----------    -----------    -----------

     Gross profit                                                          18,465,749     19,923,401     19,848,800

Selling, General and Administrative Expenses                               16,711,531     20,578,105     21,313,979

Merger Related Expenses                                                             -        824,838         48,981
                                                                          -----------    -----------    -----------

     Income (loss) from operations                                          1,754,218     (1,479,542)    (1,514,160)

Loss on Disposal of Fixed Asset                                                     -        (59,459)       (68,886)

Purchase Price Advance from Liquid Holdings                                         -              -      1,250,000

Interest Income                                                                31,038         44,530         15,735

Interest Expense                                                              (20,616)             -       (153,351)
                                                                          -----------    -----------    -----------

     Income (loss) before provision for income taxes                        1,764,640     (1,494,471)      (470,662)

Provision for Income Taxes                                                    751,310              -              -
                                                                          -----------    -----------    -----------

     Net income (loss)                                                    $ 1,013,330    $(1,494,471)   $  (470,662)
                                                                          ===========    ===========    ===========

Net Income (Loss) per Share:
 Basic                                                                    $      0.27    $     (0.39)   $     (0.12)
                                                                          ===========    ===========    ===========
 Diluted                                                                  $      0.27    $     (0.39)   $     (0.12)
                                                                          ===========    ===========    ===========

Weighted Average Common Shares Outstanding:
 Basic                                                                      3,786,400      3,842,742      3,855,071
                                                                          ===========    ===========    ===========
 Diluted                                                                    3,800,601      3,842,742      3,855,071
                                                                          ===========    ===========    ===========

The accompanying notes are an integral part of these financial statements.

GEERLINGS & WADE, INC.
Statements of Stockholders' Equity
for the Years Ended December 31, 1998, 1999 and 2000

                                                   Common Stock              Additional          Retained              Total
                                             Number of        $0.01 par       Paid-in            Earnings           Stockholders'
                                              Shares            Value         Capital           (Deficit)             Equity
Balance, December 31, 1997                  3,781,343          $37,813      $ 9,729,780        $   594,080           $10,361,673

 Issuance of stock under employee
 stock purchase plan                            8,152               82           29,591                  -                29,673

 Net income                                         -                -                -          1,013,330             1,013,330
                                            ---------          -------      -----------        -----------           -----------

Balance, December 31, 1998                  3,789,495           37,895        9,759,371          1,607,410            11,404,676

 Issuance of stock under employee
 stock purchase plan                            5,991               60           26,885                  -                26,945

 Exercise of common stock options              53,585              536          249,816                  -               250,352

 Tax benefit from exercise of
 common stock options                               -                -           39,207                  -                39,207

 Net loss                                           -                -                -         (1,494,471)           (1,494,471)
                                            ---------          -------      -----------        -----------           -----------

Balance, December 31,1999                   3,849,071           38,491       10,075,279            112,939            10,226,709

 Issuance of stock under employee
 stock purchase plan                            1,869               18           11,004                  -                11,022

 Proceeds from exercise of stock
 options                                        5,000               50           20,825                  -                20,875

 Net loss                                           -                -                -           (470,662)             (470,662)
                                            ---------          -------      -----------        -----------           -----------

Balance, December 31, 2000                  3,855,940          $38,559      $10,107,108        $  (357,723)          $ 9,787,944
                                            =========          =======      ===========        ===========           ===========


The accompanying notes are an integral part of these financial statements.

GEERLINGS & WADE, INC.

Statements of Cash Flows
for the Years Ended December 31, 1998, 1999 and 2000

                                                                                           Years Ended December 31,
                                                                                      1998           1999          2000

Cash Flows from Operating Activities:
 Net income (loss)                                                                $ 1,013,330    $(1,494,471)  $  (470,662)
 Adjustments to reconcile net income (loss) to net cash provided by (used in)
 operating activities-
  Depreciation and amortization                                                       524,494        535,159       510,523
  Deferred income taxes                                                               134,355              -       110,930
  Loss on disposal of property and equipment                                                -         59,459        68,886
  Changes in current assets and liabilities, net of assets acquired of Passport
  Gift Co. in 1998-
   Accounts receivable                                                                (19,760)      (784,923)      306,645
   Inventory                                                                        2,930,301     (1,267,978)   (3,007,852)
   Prepaid mailing costs                                                             (372,191)       458,550       806,088
   Prepaid expenses and other current assets                                           85,030       (433,532)      271,408
   Accounts payable                                                                 1,500,630        (46,420)     (261,325)
   Deferred revenue                                                                   345,044        133,018       284,922
   Accrued sales, income and payroll taxes                                           (536,168)       (76,374)       (8,073)
   Accrued expenses                                                                  (208,948)       467,979      (148,735)
                                                                                  -----------    -----------   -----------

          Net cash provided by (used in) operating activities                       5,396,117     (2,449,533)   (1,537,245)
                                                                                  -----------    -----------   -----------

Cash Flows From Investing Activities:
 Purchases of property and equipment, net                                            (112,040)      (794,736)     (225,404)
 Proceeds from sale or return of property and equipment                                90,000              -             -
 Acquisition of Passport Gift Company, Inc., net of cash acquired                    (465,343)             -             -
 (Increase) decrease in other assets, exclusive of goodwill                           (24,409)        13,109         3,029
                                                                                  -----------    -----------   -----------

          Net cash used in investing activities                                      (511,792)      (781,627)     (222,375)
                                                                                  -----------    -----------   -----------

Cash Flows From Financing Activities:
 Borrowings under line of credit                                                    1,651,091              -     2,750,000
 Repayments under line of credit                                                   (2,633,486)             -      (525,000)
 Purchase price advance from Liquid Holdings                                                -      1,250,000    (1,250,000)
 Proceeds from issuance of stock under the Employee Stock Purchase Plan                29,673         26,945        11,022
 Tax benefit from exercise of stock options                                                 -         39,207             -
 Proceeds from exercise of stock options                                                    -        250,352        20,875
                                                                                  -----------    -----------   -----------

          Net cash (used in) provided by financing activities                        (952,722)     1,566,504     1,006,897
                                                                                  -----------    -----------   -----------

Net Increase (Decrease) in Cash and Cash Equivalents                                3,931,603     (1,664,656)     (752,723)

Cash and Cash Equivalents, beginning year                                             358,043      4,289,646     2,624,990
                                                                                  -----------    -----------   -----------

Cash and Cash Equivalents, end of year                                            $ 4,289,646    $ 2,624,990   $ 1,872,267
                                                                                  ===========    ===========   ===========

Supplemental Disclosure of Cash Flow Information:
 Cash paid during the year for-
  Interest                                                                        $    20,616   $  -           $   153,351
                                                                                  ===========   ============   ===========
  Income taxes                                                                    $ 1,095,131    $   594,300   $    11,460
                                                                                  ===========    ===========   ===========

Acquisition of Passport Gift Company, Inc.:
 Fair value of assets acquired                                                    $   206,160
 Liabilities assumed                                                                  (60,719)
 Cash paid                                                                            434,453
 Acquisition costs incurred                                                            30,890
                                                                                  -----------

          Goodwill                                                                $   319,902
                                                                                  ===========


The accompanying notes are an integral part of these financial statements.

GEERLINGS & WADE, INC.

Notes to Financial Statements
December 31, 2000


(1)  OPERATIONS

     Geerlings & Wade, Inc. (the Company) is a direct marketer of premium wines and wine-related merchandise to retail consumers in the United States. The Company maintains 16 licensed facilities in 16 states. Federal, state and local laws strictly govern the sale of wine in each market served by the Company.

     On September 27, 1999, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) with Liquid Holdings Inc. (Liquid Holdings). The Merger Agreement called for all stockholders to receive $10.00 in cash for each share of the Company's stock held by such stockholder. At the time of the Merger Agreement, Liquid Holdings paid the Company a fee, refundable under certain limited circumstances, of $1.25 million. This fee would be a component of the purchase price if the merger was consummated or offset the Company's merger related costs if the merger was not consummated. This amount has been recorded in the accompanying balance sheet as a liability as of December 31, 1999. On February 22, 2000, the Merger Agreement automatically terminated. The Company recorded the $1.25 million fee as other income in the first quarter of 2000.

     For the years ended December 31, 1999 and 2000, the Company reported losses from operations of approximately $1.5 million and used $2.4 and $1.5 million, respectively, of cash in operations. The Company was in default under its line of credit agreement at the end of the third and fourth quarters of fiscal 2000 as a result of the Company's failure to meet the required interest service ratio at the end of these quarters. The Company has received waivers from the bank for both periods. In connection with the grant of each waiver, the Company and the bank amended the credit agreement to provide for the reduction in the principal amount available for borrowing under the facility to $1.9 million and to provide that the Company repay amounts outstanding under the facility on a fixed schedule. Management has initiated plans to reduce its operating expenses and increase its cash flow from operations to meet the financial covenants under the amended line of credit. Failure to achieve these plans or comply with the covenants under the amended line of credit could have a material adverse effect on the Company's results of operations and financial condition.

     The Company is subject to a number of risks and uncertainties similar to those of companies of the same size within its industry, including, without limitation, federal and state laws and regulations, dependence on wine selection and sourcing, customer demographics and competition.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying financial statements reflect the application of certain accounting policies and use of estimates described in this note and elsewhere in the accompanying notes to financial statements.

     (A)  USE OF ESTIMATES

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and

GEERLINGS & WADE, INC.

Notes to Financial Statements
December 31, 2000

          disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (B)  REVENUE RECOGNITION

          Revenue from merchandise sales is recognized at the time of shipment to the customer. The Company offers one- and three-year membership programs to customers, which provide them with certain preferred customer privileges. Revenue derived from memberships is recognized ratably over the related membership period. Sales returns, which are not material, are recorded in the period of return.

          In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. SAB No. 101, as amended by SAB No. 101(a), is effective for all periods beginning after March 15, 2000. Adoption of SAB No. 101 did not have a material impact on the Company's financial position or results of operations.

     (C)  SHIPPING AND HANDLING FEES AND COSTS

          In September 2000, the Emerging Issues Task Force (EITF) issued EITF 00-10, Accounting for Shipping and Handling Fees and Costs, which provides guidance on classification of amounts billed to a customer and amounts incurred for shipping and handling fees related to a sale of product. The EITF reached the consensus that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenues earned for the goods provided and should be classified as revenue. The Company has included shipping and handling revenue of approximately $1,851,000, $1,997,022 and $1,851,000 in sales in the accompanying statements of operations for the years ending December 31, 1998, 1999 and 2000, respectively. The Company has included shipping and handling fees of approximately $3,525,000, $4,288,000 and $4,500,000 in selling, general and administrative expenses in the accompanying statements of operations for the years ending December 31, 1998, 1999 and 2000, respectively.

     (D)  CASH AND CASH EQUIVALENTS

          The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of December 31, 1999 and 2000, cash equivalents consist primarily of investments in money market accounts.

     (E)  CREDIT CARD POLICY

          The Company's agreement with a credit card processing company provides for the electronic processing of credit approvals and electronic submission of transactions. Payment is transmitted to the Company's bank account within two to four days of the order being shipped. Credit card processing fees amounted to approximately $808,000, $916,000 and $949,000 for the years ended December 31, 1998, 1999 and 2000, respectively, and are included in

GEERLINGS & WADE, INC.

Notes to Financial Statements
December 31, 2000



          selling, general and administrative expenses in the accompanying statements of operations.

     (F)  INVENTORY

          The Company values inventory at the lower of cost (first-in, first-out) or net realizable market value (estimated proceeds upon sale, net of fulfillment expenses).

          Included in the Company's inventory are approximately $719,000 and $715,000 of reservations of certain vintage wines as of December 31, 1999 and 2000, respectively. The Company shipped approximately $397,000 and $195,000 of such reserves to its customers during 1999 and 2000, respectively. The Company bears the ultimate liability for the wine reservations until delivered and accepted by the customers, at which time revenue is recognized.

     (G)  DEPRECIATION

          The Company provides for depreciation using the straight-line method by charges to operations in amounts that allocate the cost of the assets over their estimated useful lives, as follows:

          ASSET CLASSIFICATION        ESTIMATED
                                     USEFUL LIFE

           Office and computer
           equipment                     3-5 years
           Motor vehicles                3 years
           Furniture and fixtures        5 years

     (H)  OTHER ASSETS

          Other assets primarily consist of the long-term portion of deposits and goodwill of approximately $320,000 resulting from the acquisition of Passport Gift Company in 1998 (see Note 3). Goodwill is amortized on the straight-line basis over 15 years, the estimated useful life, and is shown net of approximately $53,000 of accumulated amortization as of December 31, 2000.

     (I)  LONG-LIVED ASSETS

          The Company applies the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 121 requires that long-lived assets, including intangible assets, be reviewed for impairment by comparing the fair value of assets with their carrying amounts at each reporting period. Accordingly, the Company evaluates the possible impairment of long-lived assets based on projected cash flows of the related asset. At both December 31, 1999 and 2000, the Company determined that there was no impairment of long-lived assets.

GEERLINGS & WADE, INC.

Notes to Financial Statements
December 31, 2000



     (J)  ADVERTISING COSTS

          Advertising expense was $5,237,893, $7,123,499 and $7,130,837 for the years ended December 31, 1998, 1999 and 2000, respectively.

          Costs of direct advertising materials mailed to prospective customers are capitalized. These costs are expensed as advertising costs in relation to the revenues that are derived from the mailings. Revenue estimates are used to determine the cost recovery period of prepaid mailing costs. During 2000, the Company reduced the amortization period for these advertising costs from up to five months to up to three months. Total amounts of direct advertising to prospective customers capitalized as of December 31, 1999 and 2000 are $899,000 and $93,000, respectively.

     (K)  DEFERRED REVENUE

          Deferred revenue represents customer prepayments, payments for wine reservations and deferred membership revenue. The components of deferred revenue as of December 31, 1999 and 2000 are as follows:

                                                   1999            2000

           Customer prepayments              $  659,751      $  954,139
           Deferred membership revenue          947,861         938,395
                                             ----------      ----------

                 Deferred revenue            $1,607,612      $1,892,534
                                             ==========      ==========

     (L)  FOREIGN CURRENCY TRANSACTIONS

          Periodically, the Company may enter into foreign exchange contracts to hedge currency exposure on firm inventory purchase commitments. The Company charges foreign currency gains or losses to operations in accordance with SFAS No. 52, Foreign Currency Translation. Gains and losses are included in cost of sales, as these amounts have historically not been material. At December 31, 2000, the Company had no foreign exchange contracts outstanding.

          The Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133, as amended by SFAS Nos. 137 and 138, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB No. 133, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company adopted this statement effective January 1, 2000 and the adoption did not have an impact on its financial position or results of operations.

GEERLINGS & WADE, INC.

Notes to Financial Statements
December 31, 2000


     (M)  FINANCIAL INSTRUMENTS

          SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure about fair value of financial instruments. Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and bank debt. The estimated fair value of these financial instruments approximates their carrying value at December 31, 1999 and 2000, due to their short-term nature.

     (N)  CONCENTRATION OF CREDIT RISK

          SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance-sheet and credit risk concentrations. Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash equivalents. The Company places its cash and cash equivalents in highly rated financial institutions. No single supplier constituted a significant percentage of the Company's purchases during 1999 or 2000.

     (O)  COMPREHENSIVE INCOME (LOSS)

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

     (P)  SEGMENT REPORTING

          SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments in interim financial reports issued to stockholders.

          SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company operates in one industry segment and provides one service function. The Company's revenues are wholly derived from customers within the United States.

     (Q) RECENTLY ISSUED ACCOUNTING STANDARDS

          In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation--An Interpretation of APB Opinion No. 25. This interpretation provides guidance on the application of Accounting Principles Board (APB) Opinion No. 25, including (i) the definition of an employee, (ii) the criteria for determining whether a plan qualifies as a

GEERLINGS & WADE, INC.

Notes to Financial Statements
December 31, 2000


          noncompensatory plan, (iii) the accounting consequence of various modifications to the terms of a previously fixed stock option or award and (iv) the accounting for an exchange of stock compensation awards in a business combination. This interpretation was effective July 1, 2000 and the effects of applying the interpretation were recognized on a prospective basis. The adoption of this interpretation did not have a material impact on the Company's results of operations or financial condition.

     (R)  RECLASSIFICATIONS

          Certain reclassifications have been made to the 1998 and 1999 financial statements to conform to the 2000 presentation.

(3)  ACQUISITION

     On July 7, 1998, pursuant to an asset purchase agreement with Passport Gift Company, Inc. (Passport), the Company acquired certain assets and assumed certain liabilities for consideration of $465,343 in cash, including acquisition costs. This transaction was accounted for as a purchase in accordance with APB No. 16, Accounting for Business Combinations, and, accordingly, the results of Passport since July 7, 1998 have been included in the accompanying statement of operations. The results of Passport's operations are not material to the financial statements as a whole. The purchase price was allocated to the acquired assets as follows:

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
                                                        --------

                                                        $465,343
                                                        ========

(4)  NET INCOME (LOSS) PER SHARE

     The Company applies the provisions of SFAS No. 128, Earnings per Share. Accordingly, basic net income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share in 1999 and 2000 is computed in the same way as basic, as all common equivalent shares are considered antidilutive. Diluted net income per share is computed by adding the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued to the weighted average number of common shares outstanding. For the years ended December 31, 1998, 1999 and 2000, 245,468, 414,067 and 371,849 of antidilutive shares, respectively, have been excluded from the weighted average number of common and common equivalent shares outstanding.

GEERLINGS & WADE, INC.

Notes to Financial Statements
December 31, 2000


     A reconciliation of basic and diluted shares outstanding is as follows:

                                                                Years Ended December 31,
                                                      1998                 1999                 2000
     Basic weighted average shares                  3,786,400            3,842,742            3,855,071
     outstanding
     Weighted average common equivalent
     shares from options                              14,201                    -                    -
                                                   ---------            ---------            ---------
          Diluted weighted average
          shares outstanding                       3,800,601            3,842,742            3,855,071
                                                   =========            =========            =========

(5)  LINE OF CREDIT

     On April 13, 2000, the Company entered into a two-year line-of-credit agreement with a bank that allows the Company to borrow the lesser of $5,000,000 or 50% of certain inventories, as defined. The borrowings under the line of credit bear interest at the bank's prime rate (9.5% at December 31, 2000). The Company is required to maintain certain financial covenants, including a minimum consolidated debt service ratio and a minimum consolidated leverage ratio. The Company was not in compliance with these covenants as of December 31, 2000. At December 31, 2000, the Company had $2,225,000 outstanding under the line and there was no amount available for future borrowings.

     On March 5, 2001, the line of credit was amended to waive the default of the financial covenants for the fiscal quarter ended December 31, 2000. The amendment also reduced the maximum borrowing amount to $1,900,000, as of March 5, 2001, and automatically reduces the maximum borrowing amount by $50,000 on the first and fifteenth of each calendar month, until the events of default have been cured. The Company expects to be in compliance with the covenants as of the end of the fiscal quarter ended March 31, 2001.

     The Company maintains separate foreign exchange facilities with a bank, which allows the Company to enter into forward exchange contracts of up to $500,000, maturing on any one day, for the hedging of future foreign currency needs. At December 31, 1999, there were three outstanding forward exchange contracts in French francs for a total of approximately FF 5.0 million (approximately $783,000 at December 31, 1999). These contracts expired at different periods from March through April 2000. There were no forward foreign exchange contracts outstanding at December 31, 2000.

GEERLINGS & WADE, INC.

Notes to Financial Statements
December 31, 2000



(6)  COMMITMENTS AND CONTINGENCIES

     (A)  LEASE COMMITMENTS

          The Company leases facilities under operating lease agreements expiring through September 2005. Future minimum rental payments due under these agreements as of December 31, 2000 are approximately as follows:

                               FISCAL YEAR       AMOUNT
                                  2001         $  898,000
                                  2002            803,000
                                  2003            666,000
                                  2004            527,000
                                  2005            251,000
                                               ----------

                                               $3,145,000
                                               ==========


          Total rental expense under these agreements included in the accompanying statements of operations is approximately $1,003,000, $1,081,000 and $1,172,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

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

GEERLINGS & WADE, INC.

Notes to Financial Statements
December 31, 2000



     The components of the provision (benefit) for income taxes are as follows:

                                             1998                 1999                   2000
     Current-
      Federal                              $486,955             $       -             $ (84,000)
      State                                 130,000                     -               (26,000)
                                           --------             ---------             ---------

                                            616,955                     -              (110,000)
                                           --------             ---------             ---------

     Deferred (benefit) expense-
      Federal                               105,355              (245,000)             (313,000)
      State                                  29,000               (69,000)             (113,000)
                                           --------             ---------             ---------

                                            134,355              (314,000)             (426,000)
                                           --------             ---------             ---------

     Valuation allowance                          -               314,000               536,000
                                           --------             ---------             ---------

                                           $751,310             $       -             $       -
                                           ========             =========             =========

     The valuation allowance against a portion of the Company's deferred tax asset is due to uncertainty as to when the benefits of the favorable tax attributes in future income tax returns will be realized. Realization of the remaining deferred tax asset is dependent on generating sufficient taxable income during the carryforward period. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset, net of the valuation allowance, will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. In reaching this determination, management reviewed the Company's historical performance and projections of future results. These projections provide positive evidence of future probable realization of the future remaining tax asset within the prescribed carryforward timeframe.

     The reconciliation of the federal statutory rate to the effective tax rate for the years ended December 31, 1998, 1999 and 2000 for income taxes are as follows:

                                                                 1998              1999              2000

     Income tax provision (benefit) at federal                   34.0%           (34.0)%           (34.0)%
      statutory rate
     State taxes, net of federal benefit                          6.0              (6.0)             (6.0)
     Non deductible merger costs                                  0.0              22.0             (75.0)
     Increase in valuation allowance                              0.0              16.5             113.9
     Other, net                                                   2.5               1.5               1.1
                                                                 ----            ------            ------
                                                                 42.5%              0.0%              0.0%
                                                                 ====            ======            ======

GEERLINGS & WADE, INC.

Notes to Financial Statements
December 31, 2000



     Deferred income taxes relate to the following temporary differences as of December 31, 1999 and 2000:

                                                                1999                  2000

     Deferred revenue                                           $ 466,000             $ 384,000
     Capitalized inventory                                        186,000               244,000
     Nondeductible reserves                                       242,000               398,000
     Depreciation and amortization                                 91,000               255,000
     Net operating loss carryforward                               68,000                16,000
     Tax benefit from disqualifying dispositions                   39,000                     -
     Deferred costs                                              (197,000)               24,000
     Valuation allowance                                         (314,000)             (850,000)
                                                                ---------             ---------

          Total deferred taxes                                  $ 581,000             $ 471,000
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

     (B)  STOCK OPTION PLANS

          The Employee Stock Option Plan (the Option Plan), provides for the granting of options to employees, consultants and advisers of the Company. The exercise price of each option is determined by the Board of Directors but, in the case of incentive stock options as defined in the Internal Revenue Code, shall be no less than 100% of the fair market value of the common stock on the date of grant. Options are exercisable within 10 years of the original date of grant. A total of 600,000 shares of common stock has been reserved for options to be granted under the Option Plan.

          The Nonemployee Directors' Stock Option Plan (the Director Plan) was adopted by the Board of Directors and the stockholders on April 8, 1994 to provide for the granting of nonqualified options to directors of the Company. The options under the Director Plan are granted at fair market value on the date of grant. Such options are subject to vesting over three years and carry a 10-year term. A total of 125,000 shares of common stock have been reserved for options to be granted under the Director Plan.

GEERLINGS & WADE, INC.

Notes to Financial Statements
December 31, 2000



          Activity under the Option Plan and the Director Plan is summarized as follows:

                                                           Option Plan
                                           Number of        Weighted       Exercise
                                            Shares       Average Price     Price per
                                                            per share       share

      Outstanding, December 31, 1997        213,890            $4.84    $  3.78-8.00
        Granted                             196,500             4.31       3.00-4.50
        Terminated                          (75,363)            5.55       4.00-8.00
                                           --------            -----    ------------

      Outstanding, December 31, 1998        335,027             4.37       3.00-8.00
        Granted                             207,000             6.68       5.56-7.63
        Terminated                         (134,375)            5.85       3.00-8.00
        Exercised                           (53,585)            4.67       4.00-8.00
                                           --------            -----    ------------

      Outstanding, December 31, 1999        354,067             5.11       3.00-8.00
        Granted                             151,500             3.59       2.06-4.44
        Terminated                         (183,718)            4.49       2.06-8.00
        Exercised                            (5,000)            4.18       4.00-4.38
                                           --------            -----    ------------
      Outstanding, December 31, 2000        316,849            $4.76    $ 2.06-$8.00
                                           ========            =====    ============
      Exercisable, December 31, 2000        132,180            $5.58    $ 3.00-$8.00
                                           ========            =====    ============
      Exercisable, December 31, 1999        149,011            $4.36    $ 3.00-$8.00
                                           ========            =====    ============
      Exercisable, December 31, 1998        156,250            $4.57    $ 3.78-$8.00
                                           ========            =====    ============

                                                          Director Plan
                                                             Weighted      Exercise
                                          Number of        Average Price   Price Per
                                            Shares           per share      share
      Outstanding, December 31, 1997         30,000            $6.85    $4.38-$15.25
        Granted                              15,000             4.41       4.31-4.59
                                           --------            -----    ------------

      Outstanding, December 31, 1998         45,000             6.04      4.31-15.25
        Granted                              15,000             7.02       6.81-7.13
                                           --------            -----    ------------

      Outstanding, December 31, 1999         60,000             6.28      4.31-15.25
        Granted                              12,500             3.48       3.38-3.50
        Terminated                          (17,500)            5.05       3.50-7.13
                                           --------            -----    ------------

      Outstanding, December 31, 2000         55,000            $6.04    $3.38-$15.25
                                           ========            =====    ============
      Exercisable, December 31, 2000         34,996            $6.74    $4.31-$15.25
                                           ========            =====    ============
      Exercisable, December 31,1999          29,944            $6.85    $4.31-$15.25
                                           ========            =====    ============
      Exercisable, December 31,1998          18,330            $8.38    $4.38-$15.25
                                           ========            =====    ============

GEERLINGS & WADE, INC.

Notes to Financial Statements
December 31, 2000




      The following table summarizes information about stock options outstanding and exercisable at December 31, 2000 under the Option Plan:

                             Options Outstanding
                          Number              Weighted                                       Options Exercisable
     Exercise        Outstanding as      Average Remaining    Weighted Average   Number Exercisable     Weighted Average
 Price/Range of      of December 31,      Contractual Life        Exercise         at December 31,          Exercise
 Exercise Prices          2000               (In Years)            Price                 2000                 Price
$  2.06-3.00             59,000                  9.2                $2.47                5,000                $3.00
   4.00-5.25            164,000                  8.0                 4.45               60,666                 4.83
   6.06-8.00             93,849                  7.4                 6.74               66,514                 6.45
                        -------                                     -----              -------                -----

                        316,849                                     $4.76              132,180                $5.58
                        =======                                     =====              =======                =====

      The following table summarizes information about stock options outstanding and exercisable at December 31, 2000 under the Director Plan:

                             Options Outstanding
                          Number              Weighted                                       Options Exercisable
     Exercise        Outstanding as      Average Remaining    Weighted Average   Number Exercisable     Weighted Average
 Price/Range of      of December 31,      Contractual Life        Exercise         at December 31,          Exercise
 Exercise Prices          2000               (In Years)            Price                 2000                 Price
$  3.38-4.63             35,000                  7.4               $ 4.15               21,664               $ 4.44
   6.81-8.00             15,000                  6.8                 7.36                8,332                 7.62
       15.25              5,000                  4.4                15.25                5,000                15.25
                         ------                                    ------               ------               ------

                         55,000                                    $ 6.04               34,996               $ 6.74
                         ======                                    ======               ======               ======

      In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation, which requires the measurement of the fair value of stock options or warrants to be included in the statement of operations or disclosed in the notes to the financial statements. The Company has determined that it will continue to account for stock-based compensation for employees under APB Opinion No. 25, Accounting for Stock Issued to Employees, and elect the disclosure-only alternative under SFAS No. 123. Options granted in 1998, 1999 and 2000 have been valued using the Black-Scholes option pricing model prescribed by SFAS No. 123.

GEERLINGS & WADE, INC.

Notes to Financial Statements
December 31, 2000



     The weighted average assumptions used for the years ended December 31, 1998, 1999 and 2000 are as follows:

                                                 December 31,
                                     1998             1999             2000

     Risk-free interest rate    4.76 to 5.7%     4.77 to 6.0%     6.05 to 6.69%
     Expected dividend yield    -                -                -
     Expected lives             9 years          8 years          8 years
     Expected volatility        96%              93%              78%

     The weighted average fair value of options granted during the years ended December 31, 1998, 1999 and 2000 under these plans is $3.83, $5.71 and $2.85, respectively. As of December 31, 1998, 1999 and 2000, the weighted average remaining contractual life of outstanding options under these plans is 8.4, 7.9 and 8.0 years, respectively.

     Had compensation cost for the Company's stock option plans and Employee Stock Purchase Plan been determined consistent with SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have been the following pro forma amounts:

                                                         December 31,
                                             1998            1999              2000
     Net income (loss)-
       As reported                        $1,013,330     $(1,494,471)      $  (470,662)
       Pro forma                             690,050      (2,042,038)       (1,229,109)

     Basic net income (loss) per share-
       As reported                        $     0.27     $     (0.39)      $     (0.12)
       Pro forma                                0.18           (0.53)            (0.32)

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

(C)  EMPLOYEE STOCK PURCHASE PLAN

     The Employee Stock Purchase Plan (the Purchase Plan) was adopted by the Board of Directors and the stockholders on April 8, 1994 to allow eligible employees, as defined in the Purchase Plan, to purchase shares of common stock during one or more six-month periods through payroll deductions. A total of 50,000 shares of common stock have been reserved for purchase under the

GEERLINGS & WADE, INC.

Notes to Financial Statements
December 31, 2000


          Purchase Plan. As of December 31, 1999 and 2000, a cumulative total of 20,243 shares and 22,112 shares, respectively, of common stock have been purchased by employees under the Purchase Plan.

     (D)  NASDAQ DELISTING

          The Company has been notified by NASDAQ that the Company fails to comply with the minimum market value of public float requirement for continued listing, and that its securities are, therefore, subject to delisting from The NASDAQ National Market. The Company requested an oral hearing before a NASDAQ Listing Qualifications Panel to review the Staff Determination and seek continued listing. The Company appeared at this hearing on March 8, 2001 and provided information supporting its position that its common stock should continue to be listed on The NASDAQ National Market. The Panel's determination is expected to be released by the end of March or early April. There can be no assurance the Panel will grant the Company's request for continued listing. Pending a determination of the Panel, the Company's common stock will continue to trade on The NASDAQ National Market. In the event the Panel determines to discontinue the listing of the Company's securities on The NASDAQ National Market, the Company intends to seek listing on The NASDAQ SmallCap Market. However, there is no assurance that any such actions will be effective or that listing will not cease after the Panel's determination.

(9)  EMPLOYEE SAVINGS PLAN

     The Geerlings & Wade, Inc. 401(k) Employee Savings Plan (the Plan) allows for tax-deferred employee benefits under Section 401(k) of the Internal Revenue Code. Employees of the Company are immediately eligible to participate in the Plan subject to entry dates of January 1 and July 1.. The Company matches 50% of individual contributions, up to 6% of compensation, as defined. Employee contributions vest immediately, while Company matching contributions fully vest after five years of service, as defined. During fiscal 2000, the Plan was amended to allow employees to participate immediately and to change the vesting of company matching contributions to four years. For the fiscal years ended December 31, 1998, 1999 and 2000, the Company's contribution expense was $31,500, $36,600 and $27,454, respectively, under the Plan.

(10) RELATED PARTY

     During 2000, the Company expensed approximately $266,000 for services provided by Hill, Holiday in connection with the development and enhancement of its websites and for certain advertising services. The Chief Executive Officer of Hill, Holiday is a member of the Company's Board of Directors. The Company believes these transactions are at an arm's-length basis.

(11) SUMMARY OF QUARTERLY DATA (UNAUDITED)

A summary of quarterly data follows (in thousands, except per share data):

                                                              1999 Quarter Ended
                                  March 31             June 30           September 30          December 31
                             -------------------  ------------------  -------------------  -------------------
Net Sales                                 9,055                9,040               7,740               13,029
Gross Profit                              4,627                4,637               4,088                6,572
Operating (loss) profit                    (502)                 362                (408)                (932)
Net (loss) Income                          (282)                 217                (262)              (1,167)
(Loss) Earnings per share:
    Basic                                 (0.07)                0.06               (0.07)               (0.30)
    Diluted                               (0.07)                0.06               (0.07)               (0.30)

                                                              2000 Quarter Ended
                                  March 31              June 30           September 30         December 31
                             -------------------  -------------------  -------------------  ------------------
Net Sales                                 8,529                9,363               7,252               12,009
Gross Profit                              4,407                4,774               3,583                7,085
Operating (Loss) Profit                  (1,601)                (317)               (162)                 565
Net (Loss) Income                          (412)                (357)               (210)                 509
Earnings per share:
    Basic                                 (0.11)               (0.09)              (0.05)                0.13
    Diluted                               (0.11)               (0.09)              (0.05)                0.13