Form 10-Q
period 2001-03-31
GEERLINGS & WADE INC
filed 2001-05-15
CIK 922810

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

                             Yes  [X]           No  [_]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

                              Par Value         Date         Number of Shares
                              ---------     ------------     ----------------
Common Stock                    $.01        May 15, 2001         3,863,396

                             GEERLINGS & WADE, INC.
                                     INDEX

                                                                           PAGE
                                                                           ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Balance Sheets as of December 31, 2000 and
             March 31, 2001 (Unaudited)...............................        3

          Statements of Operations for the Three Months Ended
             March 31, 2000 and March 31, 2001 (Unaudited)............        4

          Statements of Cash Flows for the Three Months ended
             March 31, 2000 and March 31, 2001 (Unaudited)............        5

          Notes to Financial Statements...............................        6

Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations......................        8

Item 3.   Quantitative and Qualitative Disclosure about Market Risk...       11

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K............................       12

SIGNATURES............................................................       13

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            GEERLINGS & WADE, INC.
                                BALANCE SHEETS

                                                      December 31,    March 31,
                                                          2000          2001
                                                      -----------   -----------
                                                                    (Unaudited)
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                          $ 1,872,267   $   724,695
   Accounts receivable                                  1,088,660     1,710,483
   Inventory                                           12,489,631    12,349,102
   Prepaid mailing costs                                   93,312       382,942
   Prepaid expenses and other current assets              986,127       982,399
   Deferred income taxes, net                             171,455       171,455
                                                      -----------   -----------

          Total Current Assets                         16,701,452    16,321,076
                                                      -----------   -----------

PROPERTY AND EQUIPMENT, AT COST                         2,429,845     2,448,330
   Less--Accumulated Depreciation                       1,632,938     1,742,582
                                                      -----------   -----------
                                                          796,907       705,748
                                                      -----------   -----------

Deferred Income Taxes, net                                299,162       299,162
                                                      -----------   -----------
Other Assets                                              360,962       343,130
                                                      -----------   -----------

                                                      $18,158,483   $17,669,116
                                                      ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Line of credit                                   $ 2,225,000   $ 1,850,000
     Accounts payable                                   3,093,647     3,388,218
     Current portion of deferred revenue                1,478,648     1,363,996
     Accrued expenses                                   1,159,358       989,845
                                                      -----------   -----------

          Total Current Liabilities                     7,956,653     7,592,059
                                                      -----------   -----------


Deferred Revenue, less current portion                    413,886       463,146
                                                      -----------   -----------


STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value -
         Authorized-1,000,000 shares
          Outstanding-none                                    ---           ---
     Common stock, $.01 par value-
          Authorized-10,000,000 shares-
       Issued and outstanding-
          3,855,940 shares in 2000 and 2001                38,559        38,559
     Additional paid-in capital                        10,107,108    10,107,108
     Retained deficit                                    (357,723)     (531,756)
                                                      -----------   -----------

            Total Stockholders' Equity                  9,787,944     9,613,911
                                                      -----------   -----------

                                                      $18,158,483   $17,669,116
                                                      ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                            GEERLINGS & WADE, INC.
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                       Quarter Ended
                                                 March 31,      March 31,
                                                   2000           2001
                                                -----------    ----------

Sales                                           $ 8,528,768    $7,152,688

Cost of Sales                                     4,122,055     3,367,173
                                                -----------    ----------

Gross Profit                                      4,406,713     3,785,515

Selling, general and administrative expenses      5,958,332     3,923,850

Merger related expenses                              48,981           ---
                                                 -----------   ----------

Loss from operations                             (1,600,600)     (138,335)

Loss on disposal of fixed asset                      68,886           ---

Purchase price advance from Liquid Holdings       1,250,000           ---

Interest income                                       6,655         6,577
Interest expense                                        ---       (42,275)
                                                 -----------   ----------

Loss before income taxes                            (412,831)    (174,033)

Provision (benefit) for income taxes                     ---          ---
                                                 -----------   ----------

Net loss                                         $  (412,831)  $ (174,033)
                                                 ===========   ==========


Net loss per share
      Basic                                      $     (0.11)  $    (0.05)
                                                 ===========   ==========
      Diluted                                    $     (0.11)  $    (0.05)
                                                 ===========   ==========

Weighted average common and common equivalent shares
 outstanding
      Basic                                        3,852,447    3,855,940
                                                 ===========   ==========
      Diluted                                      3,852,447    3,855,940
                                                 ===========   ==========

   The accompanying notes are an integral part of these financial statements.

                             GEERLINGS & WADE, INC.
                            STATEMENT OF CASH FLOWS
                                  (Unaudited)


                                                                                 Three Months Ended
                                                                        March 31,                 March 31,
                                                                          2000                      2001
                                                                      -----------                -----------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net Loss                                                           $  (412,831)                $ (174,033)
   Adjustments to reconcile net loss to net cash used in
       operating activities --
         Depreciation and amortization                                    145,016                    128,617
         Loss on disposition of fixed asset                                68,886                        ---
   Changes in current assets and liabilities --
         Accounts receivable                                              274,177                   (621,823)
         Inventory                                                     (3,283,726)                   140,529
         Prepaid mailing costs                                            427,184                   (289,630)
         Prepaid expenses                                                (150,979)                     2,586
         Accounts payable                                               1,893,573                    294,571
         Deferred revenue                                                  13,164                    (65,392)
         Accrued expenses                                                 (69,412)                  (169,513)
                                                                      -----------                -----------
              Net cash used in operating activities                    (1,094,948)                  (754,088)
                                                                      -----------                -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment, net                               (31,664)                   (18,484)
   Change in other assets                                                   3,550                        ---
                                                                      -----------                -----------
             Net cash used in investing activities                        (28,114)                   (18,484)
                                                                      -----------                -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchase price advance from Liquid Holdings                         (1,250,000)                       ---
   Repayments under the loan facility                                         ---                   (375,000)
   Proceeds from issuance under the Employee Stock Purchase Plan           11,021                        ---
   Proceeds from exercise of stock options                                 20,875                        ---
                                                                      -----------                -----------
             Net cash used in financing activities                     (1,218,104)                  (375,000)
                                                                      -----------                -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                (2,341,166)                (1,147,572)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          2,624,990                  1,872,267
                                                                      -----------                -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                              $   283,824                $   724,695
                                                                      ===========                ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
   Cash paid during the period -
   Income Taxes                                                       $       ---                $    11,600
                                                                      ===========                ===========
   Interest                                                           $     2,000                $    42,275
                                                                      ===========                ===========

   The accompanying notes are an integral part of these financial statements.

                         NOTES TO FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION
     ---------------------

The interim period information set forth in these financial statements is unaudited and may be subject to normal year-end adjustments. In the opinion of management, the information reflects all adjustments, which consist of normal recurring accruals that are considered necessary to present a fair statement of the results of operations of Geerlings & Wade, Inc. (the "Company") for the interim periods presented. The operating results for the quarter ended March 31, 2001 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2001.

The financial statements presented herein should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Certain information in these footnote disclosures normally included in financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission.


2.   BASIC AND DILUTED NET INCOME PER COMMON SHARE
     ---------------------------------------------

The Company applies the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share, which establishes standards for computing and presenting earnings per share. For the quarters ended March 31, 2000 and March 31, 2001 options to purchase a total of 408,267 and 381,849 common shares, respectively, have been excluded from the calculation of diluted earnings per share. These shares are considered antidilutive as the Company recorded a loss for each of the quarters.

3.   COMPREHENSIVE INCOME (LOSS)
     ---------------------------

SFAS No. 130, Reporting Comprehensive Income, requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Comprehensive Income (loss) is defined as a change in equity of a business enterprise during a period from transactions or other events and circumstances from nonowner sources. The Company did not have any other items of comprehensive loss for the quarters ended March 31, 2000 and March 31, 2001, and therefore, total comprehensive loss was the same as reported net loss for those periods.


4.   CHANGE IN ACCOUNTING ESTIMATE
     -----------------------------

During the quarter ended March 31, 2000, the Company performed a review of its amortization period for acquisition mailing costs. Based on this review of the period over which revenue is generated from acquisition mailings, the Company made a change in accounting estimate that reduced the period over which acquisition mailing costs are amortized. This change in estimate resulted in additional marketing expense of approximately $632,000 for the three months ended March 31, 2000. This change in estimate increased loss per share by $0.16.


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


6.   LINE OF CREDIT
     --------------

On April 13, 2000, the Company entered into a credit agreement with Citizens Bank of Massachusetts. The amount borrowed under this facility bears interest at the prime rate and is collateralized by substantially all of the assets of the Company. The Company is required to comply with certain financial covenants as part of the terms and conditions of the line of credit. The Company was in default under its credit agreement at the end of the second, third and fourth quarters of fiscal 2000 as a result of the Company's failure to meet certain financial covenants at the end of these quarters and to obtain certain landlords' consent and subordination agreements. The Company has received waivers from the bank for each period. In connection with the waiver for the December 31, 2000 period, the Company and the bank amended the credit agreement to provide for a reduction in the principal amount available for borrowing under the facility to $1.9 million and to provide that the Company repay amounts outstanding under the facility in $50,000 increments on the 1st and 15th of each calendar month, beginning March 15, 2001, until such time as the Company can certify its compliance with the financial covenants. As of March 31, 2001 the Company had borrowings of approximately $1,850,000 outstanding under this credit facility. Additionally pursuant to the terms of the amended credit agreement, the Company made an additional payment to the bank and currently is able to borrow up to $1,800,000, all of which is outstanding as of May 15, 2001. Since March 31, 2001, the Company has been in compliance with the required financial covenants under the credit facility. As of May 15, 2001, the Company received a waiver from the bank of its obligation to obtain a certain landlord's consent and subordination agreement.

7.   RECENT ACCOUNTING PRONOUNCEMENTS
     --------------------------------

In September 2000, the Emerging Issues Task Force (EITF) issued EITF 00-10, Accounting for Shipping and Handling Fees and Costs, which provides guidance on classification of amounts billed to a customer and amounts incurred for shipping and handling fees related to a sale of product. The EITF reached the consensus that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenues earned for the goods provided and should be classified as revenue. The EITF also concluded that the classification of shipping and handling costs is an accounting policy decision. The Company has elected to classify shipping costs in Selling, General and Administrative Expenses.

8.   RECLASSIFICATION
     ----------------

Certain reclassifications have been made to the 2000 interim information to conform to the 2001 presentation.

IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS

The Company may occasionally make forward-looking statements and estimates such as forecasts and projections of the Company's future performance or statements of management's plans and objectives. These forward-looking statements may be contained in SEC filings, press releases and oral statements, among others, made by the Company. Actual results could differ materially from those in such forward-looking statements. Therefore, no assurance can be given that the results in such forward-looking statements will be achieved. Important factors could cause the Company's actual results to differ from those contained in such forward-looking statements, including, among other things, the factors mentioned in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 on file with the U.S. Securities and Exchange Commission.


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


QUARTERS ENDED MARCH 31, 2000 AND MARCH 31, 2001

Sales

Sales were $7,153,000 in the quarter ended March 31, 2001, which is a decrease of $1,376,000, or 16.1%, from sales of $8,529,000 in the quarter ended March 31, 2000. Sales levels depend largely on the number of "house mailings," which are product offerings to existing customers, and "acquisition mailings," which are product offerings to potential new customers, and the response rates to these mailings. Catalog, Passport Wine Club, retail store and Internet sales also contribute to total sales. Sales resulting from acquisition mailings decreased $706,000 during the first quarter of 2001 as compared to the same period in 2000. This decrease resulted from a reduced circulation of 1,633,000 mail pieces, as well as, lower response rates to the 2001 mailings. The Company delayed a portion of an acquisition mailing until the second quarter of 2001, but otherwise had planned this circulation reduction to improve profitability in 2001. Sales to existing customers decreased $613,000 during the first quarter of 2001 as compared with the same period in 2000, resulting primarily from the decreased circulation of house mailings and lower response rates. Sales from e-commerce transactions, the majority of which were to existing customers, increased by 22.5% from $965,000 in the first quarter of 2000 to $1,182,000 in the first quarter of 2001. Sales from the Passport Wine Club decreased by $98,000 from $277,000 in the first quarter of 2000 to $179,000 in the same quarter in 2001 because the Company has not promoted this program through separate direct mailings since the fall of 1998 and due to weaker gift giving, which accounts for a substantial portion of Passport's sales, during the 2000 versus the 1999 holiday season. The Company has continued to advertise the Passport Wine Club in its other mailings and on its web sites and is considering other means by which to promote the program.

Sales of wine decreased 15.8% in the first quarter of 2001 as compared to the first quarter of 2000 in markets (defined by the shipping region of each warehouse) in which the Company has operated for at least one year. The number of twelve-bottle equivalent cases ("cases"), exclusive of wine reservation sales, sold by the Company decreased by 15,290, or 19.8%, from 77,189 in the quarter ended March 31, 2000 to 61,898 in the quarter ended March 31, 2001. The average case price, exclusive of wine reservation sales, increased by $4.52, or 4.5%, from $101.11 in the quarter ended March 31, 2000 to $105.64 in the quarter ended March 31, 2001. The average number of cases purchased per customer order was 1.18 in the quarter ended March 31, 2001 as compared to 1.03 in the first quarter of 2000.

GROSS PROFIT

Gross profit decreased $621,000, or 14.1%, from $4,407,000 in the quarter ended March 31, 2000 to $3,786,000 in the quarter ended March 31, 2001. Gross profit as a percentage of sales increased from 51.7% in the quarter ended March 31, 2000 to 52.9% in the quarter ended March 31, 2001. Gross profit attributable to wine sales increased $0.31 per case, or 0.6%, from $52.25 per case in the quarter ended March 31, 2000 to $52.56 per case in the quarter ended March 31, 2001. The increase in gross profit overall and on a per case basis resulted principally from improved purchasing and favorable exchange rates.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased by $2,034,000, or 34.1%, from $5,958,000 in the quarter ended March 31, 2000 to $3,924,000 in the quarter ended March 31, 2001, and decreased as a percentage of sales from 69.9% in the quarter ended March 31, 2000 to 54.9% in the quarter ended March 31, 2001. The majority of the decrease in selling, general and administrative expenses is attributed to a decrease in marketing expenses of $1,488,000. The reduction in the marketing expense resulted primarily from two factors; $632,000 is due to a change in an accounting estimate of the amortization period of its acquisition mailings made in the first quarter of 2000 and $856,000 is due to reduced circulation of acquisition mailings and house mailings to existing customers. Additional savings of $405,000 in the selling, general and administrative expenses were realized by lower delivery and direct fulfillment costs. Other minor variations in several categories contributed to the remaining reduction in selling, general and administrative expense.

INTEREST INCOME AND INTEREST EXPENSE

Interest income decreased from $6,655 in the quarter ended March, 30, 2000 to $6,577 in the quarter ended March 31, 2001 due to lower invested cash balances. There was no interest expense in the first quarter of 2000 and $42,275 of interest expense in the first quarter of 2001.

BENEFIT FROM INCOME TAXES

The Company recorded no benefit from income taxes for the quarter ended March 31, 2001 due to the uncertainty of using this benefit in the near term.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary working capital needs include purchases of inventory and advertising expenses related to the cost of acquisition mailings and other expenses associated with promoting sales. As of March 31, 2001, the Company had cash and cash equivalents totaling $724,695. On April 13, 2000, the Company entered into a credit agreement with a bank. Amounts borrowed under this facility bear interest at the prime rate and are collateralized by substantially all of the assets of the Company. The Company is required to comply with certain financial covenants as part of the terms and conditions of the line of credit. The Company received a waiver of compliance with such financial covenants from the bank with respect to the quarters ended June 30, September 30 and December 31, 2000. In connection with the waiver for the December 31, 2000 period, the Company and the bank amended the credit agreement to provide for a reduction in the principal amount available for borrowing under the facility to $1.9 million and to provide that the Company repay amounts outstanding under the facility in $50,000 increments on the 1st and 15th of each calendar month, beginning March 15, 2001, until such time as the Company can certify its compliance with the financial covenants. As a result, as of March 31, 2001, the Company was able to borrow up to a maximum principal amount of $1,850,000, all of which was outstanding as of March 31, 2001. Additionally, pursuant to the terms of the amended credit agreement, the Company made an additional payment to the bank and currently is able to borrow up to a maximum principal amount of $1,800,000, all of which is outstanding as of May 15, 2001. Since March 31, 2001, the Company has been in compliance with the required financial covenants under the credit facility. As of May 15, 2001, the Company received a waiver from the bank of its obligation to obtain a certain landlord's consent and subordination agreement.

During the three months ended March 31, 2001, net cash of $754,000 was used in operating activities, resulting principally from net losses, increases in accounts receivable, prepaid mailing costs, decreases in accrued expenses and deferred revenue. These cash needs were offset by an increase in accounts payable and a decrease in inventory.

The Company invested $18,000 in computer hardware and software in the three months ended March 31, 2001 and made payments of $375,000 on its line of credit.

At December 31, 2000 and March 31, 2001, the Company had working capital of $8,745,000 and $8,729,000.

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

EXCHANGE RATES

The Company engages, from time to time, in currency-hedging activities related to firm commitments for the purchase of inventories in an effort to fix costs and manage the impact of exchange rate fluctuations. The Company has a foreign exchange line of credit with Anglo Irish Bank which allows the Company to enter into forward currency exchange contracts of approximately $500,000 maturing on any one day for spot purchases and approximately $950,000 for forward contracts in a twelve month rolling period. As of March 31, 2001, the Company had no forward currency exchange contracts outstanding.

ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The following discussion about the Company's market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements.

The Company is exposed to market risk related to foreign currency exchange rates. The Company does not use derivative financial instruments for speculative or trading purposes. The Company enters into foreign exchange forward contracts to reduce its exposure to currency fluctuations on vendor accounts payable denominated in foreign currencies. The objective of these contracts is to neutralize the impact of foreign currency exchange rate movements on the Company's operating results. The gains and losses on these contracts are included in earnings when the underlying foreign currency denominated transaction is recognized. Gains and losses related to these instruments for the quarters ended March 31, 2001 and 2000 were not material to the Company. Looking forward, the Company does not anticipate any material adverse effect on its financial position, results of operations or cash flows resulting from the use of these instruments. However, there can be no assurance that these strategies will be effective or that transaction losses can be minimized or forecasted accurately.

PART II. OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

               10.1 Lease dated January 22, 2001 between East 47TH Business Center LLC and Geerlings & Wade, Inc.

               10.2 Commercial Lease dated January 12, 2001 between George and Bonnie Ramsey and Geerlings & Wade, Inc.

               10.3 Lease Extension Agreement #1 dated October 9, 2000 between Geerlings & Wade, Inc. and Rothbart Realty Company.

               10.4 Second Amendment to Extend Lease dated February 28, 2001 between Bruce K. Hoyt and Geerlings & Wade, Inc.

               10.5 Addendum to Lease dated October 23, 2000 between Mehland Developers and Geerlings & Wade, Inc.

         (b) A Form 8-K was filed on January 31, 2001 reporting that the Company had been notified by Nasdaq that the Nasdaq Listing Qualifications staff had determined that the Company did not meet certain listing criteria for The Nasdaq National Market. A Form 8-K was filed on March 31, 2001 reporting the transfer of the listing of the Company's common stock from The Nasdaq National Market to The NASDAQ SmallCap Market.

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 GEERLINGS & WADE, INC.
                                 (REGISTRANT)

                                 By: /s/ David R. Pearce
                                 ----------------------------------
                                 NAME:  David R. Pearce
                                 TITLE: President, Chief Executive
                                        Officer and Chief Financial
                                        Officer

DATED: May 15, 2001