Form 10-Q
period 2001-06-30
GEERLINGS & WADE INC
filed 2001-08-14
CIK 922810

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

                         Yes  [X]           No  [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

                         Par Value            Date           Number of Shares
                         ---------      ---------------      ----------------
Common Stock               $.01         August 10, 2001         3,863,396

                             GEERLINGS & WADE, INC.
                                     INDEX

                                                                          PAGE
                                                                          ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets as of December 31, 2000 and
         June 30, 2001 (Unaudited)......................................      3

         Statements of Operations for the Three Months and
         Six Months Ended June 30, 2000 and June 30, 2001 (Unaudited)...      4

         Statements of Cash Flows for the Three Months and
         Six Months Ended June 30, 2000 and June 30, 2001 (Unaudited)...      5

         Notes to Financial Statements..................................      6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations......................................      9

Item 3.  Quantitative and Qualitative Disclosure about Market Risk......     13

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Stockholders................     14

Item 5.  Other Information..............................................     14

Item 6.  Exhibits and Reports on Form 8-K...............................     14

SIGNATURES..............................................................     15

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                             GEERLINGS & WADE, INC.
                                 BALANCE SHEETS
                                  (UNAUDITED)

                                                     December 31,     June 30,
                                                        2000           2001
                                                    ------------   -----------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                        $ 1,872,267    $ 1,145,625
   Accounts receivable                                1,088,660      1,399,104
   Inventory                                         12,489,631     11,576,512
   Prepaid mailing costs                                 93,312        229,764
   Prepaid expenses and other current assets            986,127      1,005,382
   Deferred income taxes, net                           171,455        171,455
                                                    -----------    -----------
   Total Current Assets                              16,701,452     15,527,842
                                                    -----------    -----------
PROPERTY AND EQUIPMENT, AT COST                       2,429,845      2,495,135
   Less--Accumulated Depreciation                     1,632,938      1,854,213
                                                    -----------    -----------
                                                        796,907        640,922
                                                    -----------    -----------
Deferred Income Taxes, net                              299,162        299,162
Other Assets                                            360,962        323,195
                                                    -----------    -----------
                                                    $18,158,483    $16,791,121
                                                    ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Line of credit (note 7)                          $ 2,225,000    $ 1,800,000
   Accounts payable                                   3,093,647      2,843,880
   Current portion of deferred revenue                1,478,648      1,237,822
   Accrued expenses                                   1,159,358      1,027,288
                                                    -----------    -----------
   Total Current Liabilities                          7,956,653      6,908,990
                                                    -----------    -----------
Deferred Revenue, less current portion                  413,886        411,988
                                                    -----------    -----------
STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value--
   Authorized--1,000,000 shares
     Outstanding--none                                       --             --
   Common stock, $.01 par value--
   Authorized - 10,000,000 shares--
     Issued and outstanding--3,855,940 and
     3,863,396 shares in 2000 and 2001,
     respectively                                        38,559         38,634
   Additional paid-in capital                        10,107,108     10,119,512
   Other comprehensive loss (note 3)                         --        (28,227)
   Retained deficit                                    (357,723)      (659,776)
                                                    -----------    -----------
   Total Stockholders' Equity                         9,787,944      9,470,143
                                                    -----------    -----------
                                                    $18,158,483    $16,791,121
                                                     ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                             GEERLINGS & WADE, INC.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                           Quarter Ended               Six Months Ended
                                                                       June 30,      June 30,      June 30,       June 30,
                                                                         2000          2001          2000           2001
                                                                      ----------    ----------    -----------    -----------
Sales                                                                 $9,363,006    $7,845,968    $17,891,775    $14,998,656

Cost of Sales                                                          4,589,481     3,560,964      8,711,535      6,928,137
                                                                      ----------    ----------    -----------    -----------

Gross Profit                                                           4,773,525     4,285,004      9,180,240      8,070,519

Selling, general and administrative expenses                           5,090,241     4,379,594     11,048,575      8,303,445

Merger related expenses                                                       --            --         48,981             --
                                                                      ----------    ----------    -----------    -----------

Loss from operations                                                    (316,716)      (94,590)    (1,917,316)      (232,926)

Loss on disposal of fixed asset                                               --            --        (68,886)            --

Purchase price advance from Liquid Holdings                                   --            --      1,250,000             --

Interest income                                                              159         4,217          6,814         10,795

Interest expense                                                         (40,222)      (37,647)       (40,222)       (79,922)
                                                                      ----------    ----------    -----------    -----------

Loss before income taxes                                                (356,779)     (128,020)      (769,610)      (302,053)

Provision for income taxes                                                    --            --             --             --
                                                                      ----------    ----------    -----------    -----------
Net loss                                                              $ (356,779)   $ (128,020)   $  (769,610)   $  (302,053)
                                                                      ==========    ==========    ===========    ===========

Net loss per share

Basic                                                                     $(0.09)       $(0.03)        $(0.20)        $(0.08)
                                                                      ==========    ==========    ===========    ===========
Diluted                                                                   $(0.09)       $(0.03)        $(0.20)        $(0.08)
                                                                      ==========    ==========    ===========    ===========

Weighted average common shares and common equivalents outstanding

Basic                                                                  3,855,940     3,863,068      3,854,193      3,859,524
                                                                      ==========    ==========    ===========    ===========
Diluted                                                                3,855,940     3,863,068      3,854,193      3,859,524
                                                                      ==========    ==========    ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                             GEERLINGS & WADE, INC.
                            STATEMENT OF CASH FLOWS
                                  (Unaudited)


                                                          Six Months Ended
                                                       June 30,       June 30,
                                                         2000           2001
                                                     -----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                           $ (769,610)     $(302,053)
  Adjustments to reconcile net loss to net
    cash used in operating activities --
    Depreciation and amortization                       277,030        259,222
    Loss on disposition of fixed asset                   68,886            ---
    Realized loss from exchange rate fluctuation            ---          4,480
  Changes in current assets and liabilities --
    Accounts receivable                                 212,687       (310,444)
    Inventory                                        (3,336,545)       913,119
    Prepaid mailing costs                               658,842       (136,452)
    Prepaid expenses                                    276,608        (21,539)
    Accounts payable                                   (376,548)      (249,767)
    Deferred revenue                                     (3,092)      (242,724)
    Accrued expenses                                   (190,563)      (164,777)
                                                     -----------     ----------
      Net cash used in operating activities          (3,182,305)      (250,935)
                                                     -----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment, net             (118,375)       (65,289)
  Change in other assets                                  5,430          2,103
                                                     -----------     ----------
      Net cash used in investing activities            (112,945)       (63,186)
                                                     -----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under the line of credit                 2,000,000            ---
  Repayments under the line of credit                        --       (425,000)
  Recognition of purchase price advance from
    Liquid Holdings                                  (1,250,000)           ---
  Issuance of shares under the Employee Stock
    Purchase Plan                                        11,021         12,479
  Proceeds from exercise of stock options                20,875            ---
                                                    -----------     ----------
      Net cash used in financing activities             781,896       (412,521)
                                                    -----------     ----------

NET CHANGE IN CASH AND CASH EQUIVALENTS              (2,513,354)      (726,642)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD        2,624,995      1,872,267
                                                    -----------     ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD            $   111,641     $1,145,625
                                                    ===========     ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Income taxes paid                                 $    10,666     $   23,100
                                                    ===========     ==========
  Interest paid                                     $    40,222     $   75,442
                                                    ===========     ==========

   The accompanying notes are an integral part of these financial statements.

                         NOTES TO FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION
    ---------------------

The interim period information set forth in these financial statements is unaudited and may be subject to normal year-end adjustments. In the opinion of management, the information reflects all adjustments, which consist of normal recurring accruals that are considered necessary to present a fair statement of the results of operations of Geerlings & Wade, Inc. (the "Company") for the interim periods presented. The operating results for the quarter ended June 30, 2001 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2001.

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


2.  BASIC AND DILUTED NET INCOME PER COMMON SHARE
    ---------------------------------------------

The Company applies the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share, which establishes standards for computing and presenting earnings per share. For the quarters ended June 30, 2000 and June 30, 2001 options to purchase a total of 339,549 and 343,099 common shares, respectively, have been excluded from the calculation of diluted earnings per share. For the six months ended June 30, 2000 and June 30, 2001 options to purchase a total of 339,549 and 343,099 common shares, respectively, have been excluded from the calculation of diluted earnings per share. These shares are considered antidilutive as the Company recorded a loss for each of the quarters.


3.  COMPREHENSIVE LOSS
    ------------------

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The components of comprehensive income (loss) for the three and six months ended June 30, 2000 and 2001 are as follows (in thousands):

                                               THREE MONTHS ENDED                            SIX MONTHS ENDED
                                       June 30, 2000        June 30, 2001           June 30, 2000           June 30, 2001
                                       -------------        -------------           -------------           -------------
Net loss                                 $(356,779)           $(128,020)              $(769,610)             $(302,053)
Foreign currency exchange
  contract hedge                                 -              (28,227)                      -                (28,227)
                                         ---------            ---------               ---------              ---------

Comprehensive loss                       $(356,779)           $(156,247)              $(769,610)             $(330,280)
                                         =========            =========               =========              =========


4.  DERIVATIVE INSTRUMENTS AND HEDGING
    ----------------------------------

Effective July 1, 2000, the Company adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that all derivatives, including foreign currency exchange contracts, be recognized on the balance sheet at fair value. Derivatives that are not hedges must be recorded at fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is to be immediately recognized in earnings.

As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, the Company hedges significant purchase commitments of inventory denominated in foreign currencies. Forward foreign exchange contracts are used to hedge these exposures. These foreign exchange contracts are entered into in the normal course of business, and accordingly, are not speculative in nature. At June 30, 2001, the Company had effectively hedged approximately $531,000 of firm commitments to purchase inventory denominated in foreign currency. The Company does not hold or transact in financial instruments for purposes other than risk management.

The Company records its foreign currency exchange contracts at fair value in its consolidated balance sheet and the related gains or losses on these hedge contracts are recognized in earnings. Gains and losses resulting from the impact of currency exchange rate movements on forward foreign exchange contracts are designated to offset certain purchase commitments and are recognized as other income or expense in the period in which the exchange rates change and offset the foreign currency losses and gains on the underlying exposures being hedged. The gains and losses resulting from the impact of currency rate movements on forward currency exchange contracts are recognized in other comprehensive income for this portion of the hedge.

The following table provides information about the Company's foreign currency derivative financial instruments outstanding as of June 30, 2001. The information is provided in U.S. dollar amounts, as presented in the Company's consolidated condensed financial statements. The table presents the notional amount (at contract exchange rates) and the weighted average contractual foreign currency rates (in thousands, except average contract rates):


                                      NOTIONAL                    AVERAGE
                                       AMOUNT                  CONTRACT RATE
French Franc...................         $531                        7.26
Estimated fair value...........         $499*                         --


* The estimated fair value is based on the estimated amount at which the contracts could be settled based on the spot rates as of June 30, 2001. The market risk associated with these instruments resulting from currency exchange rate movements is expected to offset the market risk of the underlying firm commitments being hedged. The credit risk is that the Company's banking counterparties may be unable to meet the terms of the agreements. The Company minimizes such risk by limiting its counterparties to major financial institutions. In addition, the potential risk of loss with any one party resulting from this type of credit risk is monitored. Management does not expect any loss as a result of default by other parties. However, there can be no assurances that the Company will be able to mitigate market and credit risks described above.


5.  CHANGE IN ACCOUNTING ESTIMATE
    -----------------------------

During the quarter ended March 31, 2000, the Company performed a review of the period over which revenue is generated from acquisition mailings. Based on this review, the Company reduced the period over which acquisition mailing costs are amortized. This change resulted in additional marketing expense of approximately $356,000 for the six months ended June 30, 2000, which increased the loss per share by $0.09 for that period.


6.  PURCHASE PRICE ADVANCE FROM LIQUID HOLDINGS
    -------------------------------------------

During 1999, the Company received $1,250,000 from Liquid Holdings, Inc. related to the proposed merger with Liquid Acquisition Corp., a subsidiary of Liquid Holdings Inc. As this amount was potentially refundable by the Company under certain circumstances, it was recorded as a liability on the balance sheet at December 31, 1999. This amount was recognized as other income during the quarter ended March 31, 2000 when the amount became non-refundable upon the automatic termination of the merger agreement on February 22, 2000.


7.  LINE OF CREDIT
    --------------

On April 13, 2000, the Company entered into a credit agreement with a bank. The amount borrowed under this facility bears interest at the prime rate and is collateralized by substantially all of the assets of the Company. The Company is required to comply with certain financial covenants as part of the terms and conditions of the line of credit. The Company was in default under its credit agreement at the end of the second, third and fourth quarters of fiscal 2000 as a result of the Company's failure to meet certain financial covenants at the end of these quarters and to obtain certain landlords' consent and subordination agreements. The Company has received waivers from the bank for each of those periods. In connection with the waiver for the December 31, 2000 period, the Company and the bank amended the credit agreement to provide for a reduction in the principal amount available for borrowing under the facility to $1.9 million and to provide that the Company repay amounts outstanding under the facility in $50,000 increments on the 1st and 15th of each calendar month, beginning March 15, 2001, until such time as the Company can certify its compliance with the financial covenants. The Company has met these covenants for both the first and second quarters of 2001, and as such, no longer has to make the $50,000 repayments. As of June 30, 2001 the Company had borrowings of approximately $1,800,000 outstanding under this credit facility. Pursuant to the terms of the amended credit agreement, the Company is able to borrow up to $1,800,000 under this agreement. Since March 31, 2001, the Company has been in compliance with the required financial covenants under the credit facility. As of May 15, 2001, the Company received a waiver from the bank of its obligation to obtain certain landlord's consent and subordination agreement. The credit facility expires on April 13, 2002.


8.  SHIPPING AND HANDLING FEES
    --------------------------

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


9.  RECENT ACCOUNTING PRONOUNCEMENTS
    --------------------------------

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations." SFAS No. 141 improves the transparency of the accounting and reporting for business combinations by requiring that all business combinations be accounted for under a single method, the purchase method. This Statement is effective for all business combinations initiated after June 30, 2001.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement applies to intangibles and goodwill acquired after June 30, 2001, as well as goodwill and intangibles previously acquired. Under this statement goodwill as well as other intangibles determined to have an infinite life will no longer be amortized; however, these assets will be reviewed for impairment on a periodic basis. This statement is effective for the Company for its first quarter 2002. Management is currently evaluating the impact that this statement will have on the Company's financial statements.


10.    RECLASSIFICATION
       ----------------

Certain reclassifications have been made to the 2000 information to conform to the 2001 presentation.

IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS

The Company may occasionally make forward-looking statements and estimates such as forecasts and projections of the Company's future performance or statements of management's plans and objectives. These forward-looking statements may be contained in SEC filings, press releases and oral statements, among others, made by the Company. Actual results could differ materially from those in such forward-looking statements. Therefore, no assurance can be given that the results in such forward-looking statements will be achieved. Important factors could cause the Company's actual results to differ from those contained in such forward-looking statements, including, among other things, the factors mentioned in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 on file with the U.S. Securities and Exchange Commission. The following discussion in item 2 and disclosure in item 3 below involve forward-looking statements.


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


QUARTERS ENDED JUNE 30, 2000 AND JUNE 30, 2001

SALES

During the quarter ended June 30, 2001, the Company continued its strategy of reducing marginally profitable mailings in order to improve profitability. In part as a result of this strategy, sales were $7,846,000 in the quarter ended June 30, 2001, which is a decrease of $1,517,000, or 16.2%, from sales of $9,363,000 in the quarter ended June 30, 2000. Sales levels depend largely on the number of "house mailings," which are product offerings to existing customers, and "acquisition mailings," which are product offerings to potential new customers, and the response rates to these mailings. Catalog, Passport Wine Club, retail store and Internet sales also contribute to total sales. Sales resulting from acquisition mailings decreased $184,000 during the second quarter of 2001 as compared to the same period in 2000. This decrease resulted from a reduced circulation of mail pieces, as well as lower response rates to the 2001 mailings. The Company delayed a portion of an acquisition mailing from May to June 2001, but otherwise had planned this circulation reduction to improve profitability in 2001. Sales to existing customers decreased $1,128,000 during the second quarter of 2001 as compared with the same period in 2000, resulting primarily from decreased circulation of house mailings and lower response rates. Sales from e-commerce transactions, the majority of which were to existing customers, decreased by 23.8% from $1,531,000 in the second quarter of 2000 to $1,167,000 in the second quarter of 2001. Sales from the Passport Wine Club decreased by $8,000 from $140,000 in the second quarter of 2000 to $132,000 in the same quarter in 2001 due primarily to weaker gift giving during the 2000 versus the 1999 holiday season, which impacted sales recognized when those gifts were shipped in the ensuing months. The Company has continued to advertise the Passport Wine Club in its other mailings and on its web sites and is considering other means by which to promote the program. The Company has launched a new outbound telemarketing sales program to its customers that contributed $184,000 in sales during the second quarter of 2001 compared no sales in the same quarter of 2000.

Sales of wine decreased 15.5% from $8,632,000 in the second quarter of 2000 to $7,294,000 as compared to the second quarter of 2001 in markets (defined by the shipping region of each warehouse) in which the Company has operated for at least one year. The number of twelve-bottle equivalent cases ("cases"), exclusive of wine reservation sales, sold by the Company decreased by 16,388, or 19.3%, from 85,101 in the quarter ended June 30, 2000 to 68,713 in the quarter ended June 30, 2001. The average case price, exclusive of wine reservation sales, increased by $6.30, or 6.4%, from $97.89 in the quarter ended June 30, 2000 to $104.19 in the quarter ended June 30, 2001. The average number of cases purchased per customer order was 1.25 in the quarter ended June 30, 2001 as compared to 1.05 in the second quarter of 2000.


GROSS PROFIT

Gross profit decreased $489,000, or 10.2%, from $4,774,000 in the quarter ended June 30, 2000 to $4,285,000 in the quarter ended June 30, 2001 as a result of the sales decline but was partially offset by the improved gross margin as a percent of sales. Gross profit as a percentage of sales increased from 51.0% in the quarter ended June 30, 2000 to 54.6% in the quarter ended June 30, 2001. Gross profit attributable to wine sales increased $8.12 per case, or 16.9%, from $47.98 per case in the quarter ended

June 30, 2000 to $56.10 per case in the quarter ended June 30, 2001. The increase in gross profit as a percentage of sales and on a per case basis resulted principally from improved purchasing and favorable exchange rates.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased by $710,000, or 13.9%, from $5,090,000 in the quarter ended June 30, 2000 to $4,380,000 in the quarter ended June 30, 2001; however, as a percentage of sales these expenses increased from 54.4% in the quarter ended June 30, 2000 to 55.8% in the quarter ended June 30, 2001. The most significant decrease in selling, general and administrative expenses, $641,000, is attributable to a decrease in delivery and corporate overhead costs. The Company reduced shipping costs as a percent of sales by 0.9%. In the second quarter of 2000, the Company incurred one-time charges of $305,000 payable to the Company's former Chief Executive Officer pursuant to a severance agreement. Additional savings were attributed to a decrease in marketing expenses of $100,000. This decrease reflects a reduction of mailings to less profitable audiences.

INTEREST

Interest expense decreased in the second quarter of 2001 to $37,647 from $40,222 in the second quarter of 2000 due to lower borrowings and reduced interest rates. Interest income increased from $159 in the quarter ended June 30, 2000 to $4,217 in the quarter ended June 30, 2001 as a result of investing cash overnight.

BENEFIT FROM INCOME TAXES

The Company did not recorded a benefit due to the uncertainty of realizing any such benefit from income taxes for the quarter ended June 30, 2001


SIX-MONTH PERIODS ENDED JUNE 30, 2000 AND JUNE 30, 2001

SALES

Sales were $14,999,000 in the six months ended June 30, 2001, which is a decrease of $2,893,000, or 16.2%, from sales of $17,892,000 in the six months ended June 30, 2000. During the six months ended June 30, 2001, the Company pursued a policy of reducing marginally profitable mailings in order to improve profitability. These reductions lowered the Company's sales. The decrease in sales resulted primarily from reducing acquisition, house and catalog mailings to customers. Sales decreased 1.3% in markets (defined by the shipping region of each warehouse) in which the Company has operated for at least one year. The number of cases, exclusive of wine reservation sales, sold by the Company decreased by 31,679, or 19.5%, from 162,290 in the six months ended June 30, 2000 to 130,611 in the six months ended June 30, 2001. The average case price increased by $5.12, or 5.1%, from $99.76 in the six months ended June 30, 2000 to $104.88 in the six months ended June 30, 2001. The average number of cases purchased per customer order was 1.25 in the six months ended June 30, 2001 compared to 1.10 in the comparable fiscal period of 2000. Sales from acquisition mailings during the six months ended June 30, 2001 increased in average number of cases per order as compared to the first six months of 2000. This increase also contributed to the increase in the number of cases purchased for all orders. Also, since the number of cases per order from acquisition mailings are about half the number of cases per order from existing customers and acquisition orders as percentage of all orders were lower than in the second quarter of 2000, orders from acquisition mailings had less of an effect on the number of overall cases per order purchased, which contributed to the higher overall cases per order.


GROSS PROFIT

Gross profit decreased $1,109,000, or 12.1%, from $9,180,000 in the six months ended June 30, 2000 to $8,071,000 in the six months ended June 30, 2001 due to lower sales. Gross profit as a percentage of sales increased from 51.3% in the six months ended June 30, 2000 to 53.8% in the six months ended June 30, 2001. Gross profit attributable to wine sales increased $8.44 per case, or 17.6%, from $47.98 per case in the six months ended June 30, 2000 to $56.42 per case in the six months ended June 30, 2001. The increase in gross profit as a percentage of sales and average gross profit per case resulted from continued improvement in purchasing and favorable exchanges rates.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased $2,746,000, or 24.9%, from $11,049,000 in the six months ended June 30, 2000 to $8,303,000 in the six months ended June 30, 2001. As a percentage of sales, these expenses decreased from 61.8% in the six months ended June 30, 2000 to 55.4% in the six months ended June 30, 2001. The net decrease in selling, general and administrative expenses is largely attributable to decreased shipping expense of $587,000, an overall decrease in marketing expense of $1,588,000 (inclusive of $356,000 of change in accounting estimate discussed in Note 5), and a one-time charge of $305,000 payable to the Company's former Chief Executive Officer pursuant to a severance agreement incurred in 2000. The balance of the savings resulting from improved control of fulfillment and overhead expenses. The Company has successfully reduced shipping costs by renegotiating shipping charges and in some instances by changing its courier service providers. The Company continues to seek means to further reduce its shipping, fulfillment and overhead costs.

INTEREST

Interest expense increased from $40,222 in the six months ended June 30, 2000 to $79,922 in the six months ended June 30, 2001 as a result of borrowings under the Company's line of credit during the first and second quarters of 2001 versus borrowing only in the second quarter of 2000. Interest income increased from $6,814 for the six months ended June 30, 2000 to $10,795 in the six months ended June 30, 2001 as a result of investing cash overnight.

BENEFIT FROM INCOME TAXES

The Company did not recorded a benefit due to the uncertainty of realizing any such benefit from income taxes for the six months ended June 30, 2001 and June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary working capital needs include purchases of inventory, advertising expenses related to the cost of acquisition mailings and other expenses associated with promoting sales. As of June 30, 2001, the Company had cash and cash equivalents totaling $1,145,625 and working capital of $8,618,852.

On April 13, 2000, the Company entered into a credit agreement with a bank. Amounts borrowed under this facility bear interest at the prime rate and are collateralized by substantially all of the assets of the Company. The Company is required to comply with certain financial covenants as part of the terms and conditions of the line of credit. The Company was in default under its credit agreement at the end of the second, third and fourth quarters of fiscal 2000 as a result of the Company's failure to meet certain financial covenants at the end of these quarters and to obtain certain landlords' consent and subordination agreements, for which the Company has received waivers. In connection with the waiver for the December 31, 2000 period, the Company and the bank amended the credit agreement to provide for a reduction in the principal amount available for borrowing under the facility to $1.9 million and to provide that the Company repay amounts outstanding under the facility in $50,000 increments on the 1st and 15th of each calendar month, beginning March 15, 2001, until such time as the Company can certify its compliance with the financial covenants. As a result, as of April 1, 2001, the Company was able to borrow up to a maximum principal amount of $1,800,000, all of which was outstanding as of June 30, 2001. Since March 31, 2001, the Company is in compliance with the required financial covenants under the credit facility. As of May 15, 2001, the Company received a waiver from the bank of its obligation to obtain a certain landlord's consent and subordination agreement.

During the six months ended June 30, 2001, net cash of $223,000 was used in operating activities, resulting principally from net losses, increases in accounts receivable, prepaid mailing costs, decreases in accounts payable, accrued expenses and deferred revenue. These cash uses were partially offset by a decrease in inventory.

The Company invested $65,000 in computer hardware and software during the six months ended June 30, 2001 and made payments of $425,000 on its line of credit.

At December 31, 2000 and June 30, 2001, the Company had working capital of $8,745,000 and $8,618,852, respectively.

The Company's ability to make scheduled payments of principal of, or to pay the interest on, or to refinance, its indebtedness, or to fund planned capital expenditures will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. Based upon the current level of operations, the Company believes that cash flow from operations and available cash will be adequate to meet the Company's working capital needs for 2001. However, its potential growth rate could be constrained unless the Company pursues alternative sources of liquidity. There can be no assurance that the Company will be able to obtain alternate sources of liquidity on commercially reasonable terms, or at all.

EXCHANGE RATES

The Company engages, from time to time, in foreign exchange forward contracts to reduce its exposure to currency fluctuations related to commitments for the purchases of inventories. The objective of these contracts is to neutralize the impact of foreign currency exchange rate movements on our operating results. The Company does not use derivative financial instruments for speculative or trading purposes. As of June 30, 2001, the Company had forward currency exchange contracts outstanding totaling approximately $531,000. At each balance sheet date, foreign exchange forward contracts are revalued based on the current market exchange rates. Resulting gains and losses are included in earnings or deferred as a component of other comprehensive income. These deferred gains or losses are recognized in income in the period in which the underlying anticipated transaction occurs. Loss related to these instruments for the second quarter of fiscal 2001 was not material to our financial position. The Company does not anticipate any material adverse effect on our results of operations or cash flows resulting from the use of these instruments. However, it cannot assure that these strategies will be effective or that transaction losses can be minimized or forecasted accurately.

The Company has a foreign exchange line of credit with a bank that allows the Company to enter into forward currency exchange contracts of approximately $500,000 maturing on any one day for spot purchases and approximately $950,000 for forward contracts in a twelve month rolling period.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The following discussion about the Company's market risk involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements.

The Company is exposed to market risk related to foreign currency exchange rates. The Company does not use derivative financial instruments for speculative or trading purposes. The Company enters into foreign exchange forward contracts to reduce its exposure to currency fluctuations on vendor accounts payable denominated in foreign currencies. The objective of these contracts is to neutralize the impact of foreign currency exchange rate movements on the Company's operating results. The gains and losses on these contracts are included in earnings when the underlying foreign currency denominated transaction is recognized. Gains and losses related to these instruments for the quarters ended June 30, 2001 and June 30, 2000 were not material to the Company. Looking forward, the Company does not anticipate any material adverse effect on its financial position, results of operations or cash flows resulting from the use of these instruments. However, there can be no assurance that these strategies will be effective or that transaction losses can be minimized or forecasted accurately.

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF STOCKHOLDERS

         (a)  The Company held its annual meeting on May 8, 2001.
         (b) At the annual meeting, stockholders elected Mr. Robert L. Webb as a director. Messrs. Huib Geerlings, John Connors, Jr., James Curvey and John Remondi continued serving their terms of office as directors after the annual meeting.
         (c)  Result of annual meeting votes:

-------------------------------------------------------------------------------------------------------
PROPOSAL                                             FOR       AGAINST      WITHHELD      ABSTENTIONS
-------------------------------------------------------------------------------------------------------
To elect as director Robert L. Webb               3,033,087                 127,696
-------------------------------------------------------------------------------------------------------
To ratify the appointment of Arthur Andersen
LLP as independent auditors of the Company        3,039,144    121,221                        418
-------------------------------------------------------------------------------------------------------


Item 5.  OTHER INFORMATION

As the Company reported on a Current Report on Form 8-K, filed April 5, 2001, a Nasdaq Listing Qualifications Panel determined to transfer the listing of the Company's common stock from The Nasdaq National Market to The Nasdaq SmallCap Market due to the Company's non-compliance with one of the criteria for continued listing on The National Market. Following this transfer, the Company was required to submit a listing application to Nasdaq to remain on The SmallCap Market. The Company was notified by Nasdaq Listing Qualification Staff on May 7, 2001 that its application for continued listing on the SmallCap Market was approved.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             10.1 Extension of Lease dated May 2001 between Jerry L. Ivy and Geerlings & Wade, Inc.

         (b) A Current Report on Form 8-K was filed on April 5, 2001 reporting the transfer of the listing of the Company's common stock from The Nasdaq National Market to The Nasdaq SmallCap Market, the continued listing of which would be contingent upon the successful completion of an application and review process.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      GEERLINGS & WADE, INC.
                                      (REGISTRANT)

                                      By: /s/ David R. Pearce
                                          ---------------------------
                                      NAME:  David R. Pearce
                                      TITLE: President, Chief Executive
                                             Officer and Chief Financial
                                             Officer

DATED: August 13, 2001