Form 10-Q
period 2001-09-30
GEERLINGS & WADE INC
filed 2001-11-13
CIK 922810

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       OR

    |_| TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

                                 Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

                 Par Value             Date                    Number of Shares
                 ---------             ----                    ----------------
Common Stock        $.01        November 14, 2001                  3,863,396

                             GEERLINGS & WADE, INC.
                                      INDEX

                                                                            Page

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Balance Sheets as of December 31, 2000 and September 30, 2001
            (Unaudited)....................................................    3

            Statements of Operations for the Three Months and Nine Months
            Ended September 30, 2000 and September 30, 2001 (Unaudited)....    4

            Statements of Cash Flows for the Nine Months Ended September
            30, 2000 and September 30, 2001 (Unaudited)....................    5

            Notes to Financial Statements..................................    6

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations......................................    9

Item 3.     Quantitative and Qualitative Disclosure about Market Risk......   13

PART II.    OTHER INFORMATION

Item 5.     Other Information..............................................   14

Item 6.     Exhibits and Reports on Form 8-K...............................   14

SIGNATURES.................................................................   15

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                             GEERLINGS & WADE, INC.
                                 BALANCE SHEETS
                                   (Unaudited)


                                                                December 31,    September  30,
                                                                        2000              2001
                                                                        ----              ----
ASSETS

CURRENT ASSETS:
      Cash and cash equivalents                                  $ 1,872,267       $ 1,411,213
      Accounts receivable                                          1,088,660         1,785,684
      Inventory                                                   12,489,631        11,510,115
      Prepaid mailing costs                                           93,312           751,458
      Prepaid expenses and other current assets                      986,127         1,086,868
      Deferred income taxes, net                                     171,455           171,455
                                                                 -----------       -----------
      Total Current Assets                                        16,701,452        16,716,793
                                                                 -----------       -----------

PROPERTY AND EQUIPMENT, AT COST                                    2,429,845         2,608,976
      Less--Accumulated Depreciation                               1,632,938         1,943,880
                                                                 -----------       -----------
                                                                     796,907           665,096
                                                                 -----------       -----------
Deferred Income Taxes, net                                           299,162           299,162
Other Assets                                                         360,962           305,121
                                                                 -----------       -----------
                                                                 $18,158,483       $17,986,172
                                                                 ===========       ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Line of credit (note 7)                                    $ 2,225,000       $ 2,800,000
      Accounts payable                                             3,093,647         3,593,981
      Current portion of deferred revenue                          1,478,648         1,289,732
      Accrued expenses                                             1,159,358           722,268
                                                                 -----------       -----------
      Total Current Liabilities                                    7,956,653         8,405,981
                                                                 -----------       -----------

Deferred Revenue, less current portion                               413,886           374,692
                                                                 -----------       -----------
STOCKHOLDERS' EQUITY:
      Preferred stock, $.01 par value -
      Authorized-1,000,000 shares Outstanding-none                        --                --
      Common stock, $.01 par value-
      Authorized-10,000,000 shares-
      Issued and outstanding-3,855,940 and
      3,863,396 shares in 2000 and 2001,
      respectively                                                    38,559            38,634
      Additional paid-in capital                                  10,107,108        10,119,512
      Retained deficit                                              (357,723)         (952,647)
                                                                 -----------       -----------
      Total Stockholders' Equity                                   9,787,944         9,205,499
                                                                 -----------       -----------
                                                                 $18,158,483       $17,986,172
                                                                 ===========       ===========


              The accompanying notes are an integral part of
                       these financial statements.

                             GEERLINGS & WADE, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   Three Months Ended             Nine Months Ended
                                             September 30,   September 30,  September 30,   September 30,
                                                  2000            2001           2000            2001
                                                  ----            ----           ----            ----
Sales                                          $7,251,899     $6,901,118     $25,143,673     $21,899,774
Cost of Sales                                   3,668,444      3,074,154      12,379,979      10,002,292
                                               ----------     ----------     -----------     -----------
Gross Profit                                    3,583,455      3,826,964      12,763,694      11,897,482
Selling, general and administrative expenses    3,745,281      4,096,372      14,793,854      12,399,816
Merger related expenses                                --             --          48,981              --
                                               ----------     ----------     -----------     -----------
Loss from operations                             (161,826)      (269,408)     (2,079,141)       (502,334)
Loss on disposal of fixed asset                        --             --         (68,886)             --
Purchase price advance from Liquid Holdings            --             --       1,250,000              --
Interest income                                       290          3,750           7,104          16,083
Interest expense                                  (48,556)       (27,213)        (88,778)       (108,673)
                                               ----------     ----------     -----------     -----------
Loss before income taxes                         (210,092)      (292,871)       (979,701)       (594,924)
Provision (benefit) for income taxes                   --             --              --              --
                                               ----------     ----------     -----------     -----------
Net loss                                       $ (210,092)    $ (292,871)    $  (979,701)    $  (594,924)
                                               ==========     ==========     ===========     ===========
Net loss per share

Basic                                          $    (0.05)    $    (0.08)    $     (0.25)    $     (0.15)
                                               ==========     ==========     ===========     ===========
Diluted                                        $    (0.05)    $    (0.08)    $     (0.25)    $     (0.15)
                                               ==========     ==========     ===========     ===========
Weighted average common shares and common
   equivalents outstanding

Basic                                           3,855,940      3,863,396       3,854,780       3,860,829
                                               ==========     ==========     ===========     ===========
Diluted                                         3,855,940      3,863,396       3,854,780       3,860,829
                                               ==========     ==========     ===========     ===========

              The accompanying notes are an integral part of
                       these financial statements.

                             GEERLINGS & WADE, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     Nine Months Ended
                                                              September 30,     September 30,
                                                                       2000              2001
                                                              -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                                     $  (979,701)       $ (594,924)
   Adjustments to reconcile net loss to net cash used in
       operating activities --
         Depreciation and amortization                              392,811           367,864
         Loss on disposition of fixed asset                          68,886                --
   Changes in current assets and liabilities --
         Accounts receivable                                        216,581          (697,024)
         Inventory                                               (5,660,309)          979,516
         Prepaid mailing costs                                     (313,069)         (658,146)
         Prepaid expenses                                            95,528          (104,168)
         Accounts payable                                         2,595,078           500,335
         Deferred revenue                                           154,042          (228,110)
         Accrued expenses                                          (283,529)         (437,091)
                                                                -----------        ----------
              Net cash used in operating activities              (3,713,682)         (871,748)
                                                                -----------        ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment, net                        (145,469)         (179,131)
   Change in other assets                                             3,030             2,346
                                                                -----------        ----------
             Net cash used in investing activities                 (142,439)         (176,785)
                                                                -----------        ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under the line of credit                            2,750,000         1,000,000
   Repayments under the line of credit                                   --          (425,000)
   Recognition of purchase price advance from Liquid Holdings    (1,250,000)               --
   Issuance of shares under the Employee Stock Purchase Plan         11,021            12,479
   Proceeds from exercise of stock options                           20,875                --
                                                                -----------        ----------
             Net cash provided by financing activities            1,531,896           587,479
                                                                -----------        ----------
NET CHANGE IN CASH AND CASH EQUIVALENTS                          (2,324,225)         (461,054)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    2,624,995         1,872,267
                                                                -----------        ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                        $   300,765        $1,411,213
                                                                ===========        ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

   Income taxes paid                                            $    11,460        $   23,100
                                                                ===========        ==========
   Interest paid                                                $    88,778        $  113,153
                                                                ===========        ==========

              The accompanying notes are an integral part of
                       these financial statements.

                       Notes to Financial Statements

1. Basis of Presentation

The interim period information set forth in these financial statements is unaudited and may be subject to normal year-end adjustments. In the opinion of management, the information reflects all adjustments, which consist of normal recurring accruals that are considered necessary to present a fair statement of the results of operations of Geerlings & Wade, Inc. (the "Company") for the interim periods presented. The operating results for the quarter ended September 30, 2001 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2001.

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

2. Basic and Diluted Net Income Per Common Share

The Company applies the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share, which establishes standards for computing and presenting earnings per share. For the three months ended September 30, 2000 and September 30, 2001 options to purchase a total of 379,648 and 319,141 common shares, respectively, have been excluded from the calculation of diluted earnings per share. For the nine months ended September 30, 2000 and September 30, 2001 options to purchase a total of 379,648 and 319,141 common shares, respectively, have been excluded from the calculation of diluted earnings per share. These shares are considered antidilutive as the Company recorded a loss for each of the periods.

3. Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company did not have any other components of comprehensive income (loss) for the three and nine months ended September 30, 2000 and 2001.

4. Derivative Instruments and Hedging

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

The Company records its foreign currency exchange contracts at fair value in its consolidated balance sheet and the related gains or losses on these hedge contracts are recognized in earnings. Gains and losses resulting from the impact of currency exchange rate movements on forward foreign exchange contracts are designated to offset certain purchase commitments and are recognized as other income or expense in the period in which the exchange rates change and offset the foreign currency losses and gains on the underlying exposures being hedged. The gains and losses resulting from the impact of currency rate movements on forward currency exchange contracts are recognized in other comprehensive income for this portion of the hedge. At September 30, 2001, the Company had no hedges.

5. Change in Accounting Estimate

During the quarter ended March 31, 2000, the Company performed a review of the period over which revenue is generated from customer acquisition mailings. Based on this review, the Company reduced the period over which acquisition mailing costs are amortized. This change resulted in additional marketing expense of approximately $263,000 for the nine months ended September 30, 2000, which increased the loss per share by $0.07 for that period.

6. Purchase Price Advance from Liquid Holdings

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

7. Line of Credit

On April 13, 2000, the Company entered into a credit agreement with a bank. The amount borrowed under this facility bears interest at the prime rate and is collateralized by substantially all of the assets of the Company. The Company is required to comply with certain financial covenants as part of the terms and conditions of the line of credit. The Company was in default under its credit agreement at the end of the second, third and fourth quarters of fiscal 2000 as a result of the Company's failure to meet certain financial covenants at the end of these quarters and to obtain certain landlords' consent and subordination agreements. The Company has received waivers from the bank for each of those periods. In connection with the waiver for the December 31, 2000 period, the Company and the bank amended the credit agreement to provide for a reduction in the principal amount available for borrowing under the facility to $1.9 million and to provide that the Company repay amounts outstanding under the facility in $50,000 increments on the 1st and 15th of each calendar month, beginning March 15, 2001, until such time as the Company could certify its compliance with the financial covenants. The Company has met these covenants for the first, second and third quarters of 2001, and as such, no longer has to make the $50,000 repayments. As of May 15, 2001, the Company received a waiver from the bank of its obligation to obtain a certain landlord's consent and subordination agreement. Additionally, the Company's lender increased the amount available for borrowing under the facility from $1.9 million to $3.0 million in August of 2001. The credit facility expires on April 13, 2002. As of September 30, 2001 the Company had borrowings of approximately $2,800,000 outstanding under this credit facility and had $200,000 available to borrow.

8. Shipping and Handling Fees

The Emerging Issues Task Force (EITF) issued EITF 00-10 "Accounting for Shipping and Handling Fees and Costs", which provides guidance on classification of amounts billed to a customer and amounts incurred for shipping and handling fees related to a sale of product. The EITF reached the consensus that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenues earned for the goods provided and should be classified as revenue. The EITF also concluded that the classification of shipping and handling costs is an accounting policy decision. The Company has elected to classify shipping costs in Selling, General and Administrative Expenses.

9. Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations." SFAS No. 141 improves the transparency of the accounting and reporting for business combinations by requiring that all business combinations be accounted for under a single method, the purchase method. This Statement is effective for all business combinations initiated after September 30, 2001.

In July 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets." This statement applies to intangibles and goodwill acquired after June 30, 2001, as well as goodwill and intangibles previously acquired. Under this statement goodwill as well as other intangibles determined to have an infinite life will no longer be amortized; however, these assets will be reviewed for impairment on a periodic basis. This statement is effective for the Company for its first quarter 2002. Management is currently evaluating the impact that this statement will have on the Company's financial statements.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supercedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and

Transactions. Under this statement it is required that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company is currently evaluating the impact of this statement on its results of operations or financial position upon the adoption of SFAS No. 144.

In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for the fiscal years beginning after June 15, 2002. The Company believes the adoption of SFAS No. 143 will not have a material impact on its results of operations or financial position.

10. Reclassification

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

Quarters Ended September 30, 2000 and September 30, 2001

Sales

During the quarter ended September 30, 2001, the Company experienced lower sales in comparison to the same quarter of 2000. Sales were $6,901,000 in the quarter ended September 30, 2001, which is a decrease of $351,000, or 4.8%, from sales of $7,252,000 in the quarter ended September 30, 2000. Sales levels depend largely on the number of "house mailings," which are product offerings to existing customers, and "acquisition mailings," which are product offerings to potential new customers, and the response rates to these mailings. Catalog, Passport Wine Club, retail store and Internet sales also contribute to total sales. Sales to existing customers decreased $286,000 during the third quarter of 2001 as compared with the same period in 2000, resulting primarily from lower response rates to house mailings. Following the terrorist attacks on the United States on September 11, 2001, sales for the remaining nineteen days of September fell 16% below last year's sales for the same period. Sales from e-commerce transactions, the majority of which were to existing customers, decreased by 5.5% from $1,145,000 in the third quarter of 2000 to $1,082,000 in the third quarter of 2001. Sales from the Passport Wine Club, which were to existing customers, decreased by $33,000 from $146,000 in the third quarter of 2000 to $113,000 in the same quarter in 2001 due primarily to weaker gift giving during the 2000 versus the 1999 holiday season, which affected sales recognized when those gifts were shipped in the ensuing months. The Company has continued to advertise the Passport Wine Club in its other mailings and on its web sites and is considering other means by which to promote the program. These decreases were offset by telemarketing sales to existing customers. The Company has launched a new outbound telemarketing sales program in 2001 to its existing customers that contributed $239,000 in sales during the third quarter of 2001 compared to no sales in the same quarter of 2000. Sales resulting from acquisition mailings increased slightly during the third quarter of 2001 as compared to the same period in 2000. Additional decrease was contributed by lower delivery income of $23,000 and no retail store sales as a result of closing of the Newbury Street store in Boston, which were $57,000 in third quarter of 2000.

Sales of wine decreased 3.3% from $7,078,000 in the third quarter of 2000 to $6,844,000 in the third quarter of 2001 in markets (defined by the shipping region of each warehouse) in which the Company has operated for at least one year. The number of twelve-bottle equivalent cases ("cases"), exclusive of wine reservation sales, sold by the Company decreased by 4,950, or 7.7%, from 64,363 in the quarter ended September 30, 2000 to 59,413 in the quarter ended September 30, 2001. The average case price, exclusive of wine reservation sales, increased by $6.03, from $100.41 in the quarter ended September 30, 2000 to $106.44 in the quarter ended September 30, 2001. The average number of cases purchased per customer order was 1.24 in the quarter ended September 30, 2001 as compared to
1.09 in the third quarter of 2000.

Gross Profit

Gross profit as a percentage of sales increased from 49.4% in the quarter ended September 30, 2000 to 55.5% in the quarter ended September 30, 2001. Gross profit increased $244,000, or 6.8%, from $3,583,000 in the quarter ended September 30, 2000 to $3,827,000 in the quarter ended September 30, 2001 despite the decrease in sales. Gross profit attributable to wine sales increased

$10.37 per case, or 21.6%, from $47.99 per case in the quarter ended September 30, 2000 to $58.36 per case in the quarter ended September 30, 2001. The increase in gross profit as a percentage of sales and on a per case basis resulted principally from improved purchasing and favorable exchange rates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $351,000, or 9.4%, from $3,745,000 in the quarter ended September 30, 2000 to $4,096,000 in the quarter ended September 30, 2001. As a percentage of sales, these expenses increased from 51.6% in the quarter ended September 30, 2000 to 59.4% in the quarter ended September 30, 2001. The most significant increase in selling, general and administrative expenses, $334,000, is attributable to an increase in promotional costs. Acquisition mailings, which accounted for $240,000 of the promotional cost increase, were mailed earlier in third quarter 2001 and as such generated higher amortization costs in comparison to the comparable acquisition mailing in the third quarter of 2000. Other increases included higher salaries for call center personal, due to increased telemarketing efforts. Marketing and administrative salaries also increased slightly. These increases were partially offset by decreases in warehouse costs and delivery costs of $21,000 and $68,000, respectively, in the third quarter of 2001 as compared to the third quarter of 2000. The Company reduced shipping costs as a percent of sales by 0.4%.

Interest

Interest expense decreased in the third quarter of 2001 to $27,213 from $48,556 in the third quarter of 2000 due to lower borrowings and reduced interest rates for the majority of the third quarter. Interest income increased from $290 in the quarter ended September 30, 2000 to $3,750 in the quarter ended September 30, 2001 as a result of investing cash in overnight instruments.

Benefit from Income Taxes

The Company did not record a benefit from income taxes for the quarter ended September 30, 2001 due to the uncertainty of realizing any such benefit in the near future.

Nine-Month Periods Ended September 30, 2000 and September 30, 2001

Sales

Sales were $21,900,000 in the nine months ended September 30, 2001, which is a decrease of $3,244,000, or 12.9%, from sales of $25,144,000 in the nine months ended September 30, 2000. During the nine months ended September 30, 2001, the Company pursued a policy of reducing marginally profitable mailings in order to improve profitability. These mailing reductions, as well as lower response rates to acquisition mailings, reduced the Company's sales. Sales decreased 11.9% in markets (defined by the shipping region of each warehouse) in which the Company has operated for at least one year. The number of cases, exclusive of wine reservation sales, sold by the Company decreased by 36,629, or 16.2%, from 226,653 in the nine months ended September 30, 2000 to 190,024 in the nine months ended September 30, 2001. The average case price increased by $4.61, or 4.6%, from $100.76 in the nine months ended September 30, 2000 to $105.37 in the nine months ended September 30, 2001. The average number of cases purchased per customer order was 1.23 in the nine months ended September 30, 2001 compared to
1.05 in the comparable fiscal period of 2000. Sales from acquisition mailings during the nine months ended September 30, 2001 increased in average number of cases per order as compared to the first nine months of 2000. This increase also contributed to the increase in the number of cases purchased for all orders.

Gross Profit

Gross profit decreased $867,000, or 6.8%, from $12,764,000 in the nine months ended September 30, 2000 to $11,897,000 in the nine months ended September 30, 2001 due to lower sales. Gross profit as a percentage of sales increased from 50.8% in the nine months ended September 30, 2000 to 54.3% in the nine months ended September 30, 2001. Gross profit attributable to wine sales increased $6.82 per case, or 13.6%, from $50.21 per case in the nine months ended September 30, 2000 to $57.03 per case in the nine months ended September 30, 2001. The increase in gross profit as a percentage of sales and average gross profit per case resulted from continued improvement in purchasing and favorable exchanges rates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $2,394,000, or 16.2%, from $14,794,000 in the nine months ended September 30, 2000 to $12,400,000 in the nine months ended September 30, 2001. As a percentage of sales, these expenses decreased from 58.8% in the nine months ended September 30, 2000 to 56.6% in the nine months ended September 30, 2001. The net decrease in selling, general and administrative expenses is largely attributable to decreased shipping expense of $655,000, an overall decrease during the period in marketing expense of $1,249,000 (inclusive of $263,000 of change in accounting estimate resulting from reduced amortization of acquisition mailing costs), and a one-time charge of $305,000 payable to the Company's former Chief Executive Officer pursuant to a severance agreement incurred in 2000. The balance of the savings resulting from improved control of fulfillment and overhead expenses. The Company has successfully reduced shipping costs by renegotiating shipping charges and, in some instances, by changing its courier service providers. The Company continues to seek means to further reduce its shipping, fulfillment and overhead costs.

Interest

Interest expense increased from $88,778 in the nine months ended September 30, 2000 to $108,673 in the nine months ended September 30, 2001 as a result of borrowings under the Company's line of credit during the first, second and third quarters of 2001 versus borrowing only in the second and third quarter of 2000. Interest income increased from $7,104 for the nine months ended September 30, 2000 to $16,083 in the nine months ended September 30, 2001 as a result of investing cash overnight.

Benefit from Income Taxes

The Company did not record a benefit from income taxes for the nine months ended September 30, 2000 and September 30, 2001 due to the uncertainty of realizing any such benefit following such periods.

Liquidity and Capital Resources

The Company's primary working capital needs include purchases of inventory, advertising expenses related to the cost of acquisition mailings and other expenses associated with promoting sales. As of September 30, 2001, the Company had cash and cash equivalents totaling $1,411,213.

On April 13, 2000, the Company entered into a credit agreement with a bank. Amounts borrowed under this facility bear interest at the prime rate and are collateralized by substantially all of the assets of the Company. The Company is required to comply with certain financial covenants as part of the terms and conditions of the line of credit. The Company was in default under its credit agreement at the end of the second, third and fourth quarters of fiscal 2000 as a result of the Company's failure to meet certain financial covenants at the end of these quarters and to obtain certain landlords' consent and subordination agreements. The Company has received waivers from the bank for each of these periods. In connection with the waiver for the December 31, 2000 period, the Company and the bank amended the credit agreement to provide for a reduction in the principal amount available for borrowing under the facility to $1.9 million and to provide that the Company repay amounts outstanding under the facility in $50,000 increments on the 1st and 15th of each calendar month, beginning March 15, 2001, until such time as the Company could certify its compliance with the financial covenants. The Company has met these covenants for the first, second and third quarters of 2001, and as such, no longer has to make the $50,000 repayments. As of May 15, 2001, the Company received a waiver from the bank of its obligation to obtain a certain landlord's consent and subordination agreement. Additionally, the Company's lender increased the amount available for borrowing under the facility from $1.9 million to $3.0 million in August of 2001. Since March 31, 2001, the Company has been in compliance with the required financial covenants under the credit facility. As of September 30, 2001 the Company had borrowings of approximately $2,800,000 outstanding under this credit facility and had $200,000 available to borrow.

During the nine months ended September 30, 2001, net cash of $872,000 was used in operating activities, resulting principally from net losses, increases in accounts receivable, prepaid mailing costs, prepaid expenses, accrued expenses and deferred revenue. These cash uses were partially offset by a decrease in inventory and increase in accounts payable.

The Company invested $179,000 in computer hardware and software during the nine months ended September 30, 2001, made payments of $425,000 on its line of credit and borrowed $1,000,000 on its line of credit.

At December 31, 2000 and September 30, 2001, the Company had working capital of $8,745,000 and $8,311,000, respectively.

The Company's ability to make scheduled payments of principal of, or to pay the interest on, or to refinance, its indebtedness, or to fund planned capital expenditures will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. Based upon the current level of operations, the Company believes that cash flow from operations, available cash and financing available under its line of credit will be adequate to meet the Company's working capital needs until the expiration of its credit facility on April 13, 2002. Thereafter, the Company will seek to extend the terms of its credit facility or obtain alternative sources of financing; however, there can be no assurance that the Company will be able to extend the terms of its credit facility or obtain alternative sources of financing on commercially reasonable terms or at all.

Exchange Rates

The Company engages, from time to time, in foreign exchange forward contracts to reduce its exposure to currency fluctuations related to commitments for the purchases of inventories. The objective of these contracts is to neutralize the impact of foreign currency exchange rate movements on our operating results. The Company does not use derivative financial instruments for speculative or trading purposes. As of September 30, 2001, the Company had no forward currency exchange contracts outstanding. At each balance sheet date, foreign exchange forward contracts are revalued based on the current market exchange rates. Resulting gains and losses are included in earnings or deferred as a component of other comprehensive income. These deferred gains or losses are recognized in income in the period in which the underlying anticipated transaction occurs. Loss related to these instruments for the second quarter of fiscal 2001 was not material to the Company's financial position. The Company does not anticipate any material adverse effect on its results of operations or cash flows resulting from the use of these instruments. However, it cannot assure that these strategies will be effective or that transaction losses can be minimized or forecasted accurately.

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

The Company is exposed to market risk related to foreign currency exchange rates. The Company does not use derivative financial instruments for speculative or trading purposes. The Company enters into foreign exchange forward contracts to reduce its exposure to currency fluctuations on vendor accounts payable denominated in foreign currencies. The objective of these contracts is to neutralize the impact of foreign currency exchange rate movements on the Company's operating results. The gains and losses on these contracts are included in earnings when the underlying foreign currency denominated transaction is recognized. Gains and losses related to these instruments for the quarters ended September 30, 2001 and September 30, 2000 were not material to the Company. Looking forward, the Company does not anticipate any material adverse effect on its financial position, results of operations or cash flows resulting from the use of these instruments. However, there can be no assurance that these strategies will be effective or that transaction losses can be minimized or forecasted accurately.

PART II. OTHER INFORMATION

Item 5.  OTHER INFORMATION

The Company announced in a press release on October 30, 2001 that it has hired Richard Libby as the Company's first Chief Marketing Officer. Mr. Libby's employment offer letter is attached hereto as Exhibit 10.1.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

         10.1 Employment Offer Letter from the Company to Richard E. Libby dated September 12, 2001.

         (b) No reports on Form 8-K were filed during the quarter ended September 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   GEERLINGS & WADE, INC.
                                   (Registrant)

                                   By:       /s/ David R. Pearce
                                   ---------------------------------------------

                                   Name:      David R. Pearce
                                   Title:     President, Chief Executive
                                              Officer and Chief Financial
                                              Officer

Dated: November 14, 2001

                                  EXHIBIT INDEX

Exhibit
Number      Document
-------     --------

10.1 Employment Offer Letter from the Company to Richard E. Libby dated September 12, 2001.