Form 10-K
period 2001-12-31
GEERLINGS & WADE INC
filed 2002-03-29
CIK 922810

================================================================================
                                   FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the fiscal year ended December 31, 2001

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                    For the transition period from      to

                        Commission File Number 0-24048

                               -----------------

                            GEERLINGS & WADE, INC.
            (Exact name of registrant as specified in its charter)

                    Massachusetts               04-2935863
                   (State or other             (IRS Employer
                   jurisdiction of        Identification Number)
                  incorporation or
                    organization)
                960 Turnpike Street,               02021
                Canton, Massachusetts           (Zip Code)
                (Address of Principal
                 Executive Offices)
                                  781-821-4152
              (Registrant's telephone number, including area code)

                               -----------------

       Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:

            Geerlings & Wade, Inc.'s common stock, par value $.01, trades on The NASDAQ SmallCap Market(R)/ under the symbol GEER. /

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__ X __ No ______

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

   The aggregate market value of Common Stock of the registrant held by non-affiliates of the registrant was approximately $4,837,641 on March 18, 2002. For purposes of the foregoing sentence, the term "affiliate" includes each director and executive officer of the registrant.

   3,870,113 shares of Common Stock were outstanding at March 18, 2002.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the registrant's definitive Proxy Statement relating to the registrant's 2002 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A are incorporated by reference in Part III of this Report.

================================================================================

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

Item 1:   Business

General

   Geerlings & Wade, Inc. ("Geerlings & Wade" or the "Company"), incorporated in Massachusetts in 1986, is a direct mail and Internet retailer of premium, imported and domestic wines and wine-related merchandise to individual consumers. Through frequent mailings to existing and potential customers and through e-commerce websites, the Company offers wines selected on the basis of their quality and price characteristics. Sales levels largely depend on response rates to and circulation of "house mailings", "catalogs", "region studies" and "Huib Geerlings' letters," which are product offerings sent via the United States Postal Service to existing customers; "house e-mails," which are product offerings sent via e-mail to existing customers; and "acquisition mailings," which are product offerings sent via the United States Postal Service to potential customers. Customers place orders in person or by mail, telephone, facsimile, e-mail or through the Internet. The Company believes that it has developed a "Geerlings & Wade" image based on informative mailings and e-commerce websites, reliable wine recommendations, value pricing, ease of ordering and convenient delivery.

   Since 1998, through the Company's e-commerce website, geerwade.com, customers have been able to place orders for wine and wine related merchandise. The geerwade.com website provides real-time inventory, electronic transfers of orders and order status and dynamic page generation to keep the website current. In November 1999, the Company launched WineBins.com as a separate e-commerce site through which customers can purchase many of the national wine brands that are customarily offered in wine stores. The Company has not promoted the use of the WineBins.com site since 1999 and plans to redirect any traffic from WineBins.com to geerwade.com in 2002. Throughout 2001, the Company continued to add functionality to geerwade.com to enhance the customer experience. Approximately 15.7% of the Company's sales in 2001 were transacted over the Internet by customers responding to e-mail or mail offers via e-mail or by placing orders through geerwade.com.

   The Company seeks to comply with a myriad of applicable laws and regulations, which govern the sale of wine on a federal, state and local level. The Company is required by law to operate licensed facilities or is otherwise permitted to sell wine pursuant to rights granted by law to individual consumers in each state in which it operates. Geerlings & Wade opened its first licensed facility in Canton, Massachusetts in 1988. The Company operates additional licensed facilities in Arizona, California, Colorado, Connecticut, Florida, Illinois, Michigan, Minnesota, New Jersey, New York, North Carolina, Ohio, Texas, Virginia and Washington state. Pursuant to reciprocal rights under certain states' laws, the Company ships wine to consumers in a limited number of additional states, but sales in such states have been relatively insignificant to date. Certain other states, such as Nevada and Louisiana, permit direct shipment of wine from out-of-state retailers so the Company commenced shipping into Nevada in 1997 and into Louisiana in 1998. Residents of Alaska, New Hampshire and North Dakota also began purchasing wine from the Company's licensed facilities in 1999. The Company's active customers (customers who have made a purchase within the twelve preceding months) have decreased 21.5% from approximately 125,000 at December 31, 2000 to approximately 98,100 at December 31, 2001. All of the Company's revenues for each of the last three fiscal years have been generated from sales in the United States.

Company Strategy

   Geerlings & Wade, as one of the leading direct mail and Internet retailer of premium wines, seeks to simplify the wine-buying process, educate the wine consumer and develop a loyal and broad customer base. The key elements of the Company's strategy to achieve these objectives include:

   Sourcing Quality Wines and Offering Value Pricing. Geerlings & Wade primarily sources its imported wines directly from producers and negociants (intermediaries or agents to producers in the purchasing process) in the countries of each wine's origin. The Company mainly sources domestic wines through wholesale channels with domestic negociants, certain wineries and wine producers. In the case of both foreign and domestic wines, the Company at times sources wine in the more traditional manner by placing orders with wholesalers. The Company has developed new relationships with domestic wine suppliers to improve the quality and selection of wines for its customers and has begun to add a greater assortment of nationally branded wines to its product mix. When choosing non-branded wine, the Company selects only those wines that perform well in blind, comparative tastings. The Company promotes value in its selections by offering only those wines the Company believes demonstrate a combination of superior quality and price characteristics. These sourcing and selection techniques combined with an ability to purchase in large quantities and manage the consolidation and transportation of its directly-sourced products, enable Geerlings & Wade to offer premium wines at attractive prices. The Company encourages repeat purchases by customers by providing the highest quality wine it can source at each price point. Geerlings & Wade believes its customers rely on the Company to select and provide high quality wines rather than relying on brand recognition, third party endorsements or independent ratings of wine. Since 1999, the Company has submitted its wines to independent wine tasting competitions and analytical labs. Its wines have been awarded over 250 medals or high marks from these third parties. Geerlings & Wade strives to maintain this relationship of trust with its customers, which is critical to the success of the Company.

   Facilitating Purchasing Decisions and Educating Consumers. Geerlings & Wade believes that many consumers who buy wine through traditional retail channels experience difficulty in their purchasing decisions, due to limited personal knowledge of wine and lack of dependable advice at the time of purchase. The Company seeks to eliminate this "intimidation factor" and facilitate the wine-buying process by focusing each offering on a relatively small number of wines that either have performed well in blind comparative tastings or, in the case of branded wines, are highly rated by third party wine experts. The Company continually provides its customers with information on various wine varietals (grape types), grape-growing regions, vintages and wine makers, as well as recommendations on the selection, storage and enjoyment of wine. By educating its customers, the Company strives to give them greater confidence in their wine purchasing decisions. In November 2000, the Company launched a new marketing program called "region studies" to further educate its customers about winemaking and the particular attributes of various winemaking regions around the world. These mailings are large format newsletters in which the Company discusses wine-related topics about a particular wine region and offer wines from that region. This program targets higher-end wine consumers in an effort to retain and build this segment of the Company's customer base. The Company has received positive feedback from customers regarding these "region studies".

   Increasing Customer Access to Products.   The Company offers its customers
the convenience of ordering products in person or by telephone, facsimile, mail, e-mail, or the Internet, with delivery of each order directly to their home or office as quickly as possible to states in which the Company is permitted to ship wine. As of March 2002, the Company shipped from 16 facilities in 16 states.

   Enhancing Productivity of Mailings and E-mail. Geerlings & Wade seeks to improve the productivity of mailings to its existing customers by analyzing buying histories and tailoring the frequency and content of house mailings. The Company mails promotional offers between six and eight times per year to acquire new customers and build the list of repeat customers (the "house file"). Customers that purchase within the prior 12-month period are referred to as the Company's 12-month buyers. The Company employs techniques designed to enhance response rates to promotional mail, to decrease costs and ultimately to find new customers who will consistently place frequent and high dollar value orders. The Company also sends e-mails to its customers who have provided e-mail addresses offering the same products that are presented in its house mailings, and letters from one of Geerlings & Wade's founders and the chairman of the board, Huib Geerlings. The Company encourages its customers to respond to these e-mails through e-mail or by placing orders on its e-commerce sites to reduce fulfillment and marketing costs. The Company plans to further integrate the marketing activities of its direct mail efforts and its Internet offerings to optimize the effectiveness of these two marketing channels. The Company encourages customers to use the order channel that suits their particular needs by making all channels accessible and user-friendly.

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

   In 2000, the Company began using software developed by Verbind, Inc., which is intended to assist the Company in becoming more directed in its approach to marketing and fulfilling its customers' needs. This software provides real-time analyses of customer behavior so that the Company can promptly respond with promotions based on the customer behavior.

   Utilizing E-commerce.   The Company maintains two websites: geerwade.com
(launched in 1998) and WineBins.com (launched in 1999). Geerwade.com features the Company's traditional wine offerings, offers continuity programs through which customers receive monthly shipments of wine, enables customers to search the site and has real-time inventory management and shopping cart functionality. WineBins.com, which generally has the same features as geerwade.com, offers national wine brands to customers. Customer traffic to topwine.com, (a website acquired as part of the Company's acquisition of Passport Wine Club in 1998) is automatically redirected to geerwade.com. Through these websites, but primarily through geerwade.com, Internet revenue was approximately $5,100,000, excluding shipping revenue, in 2001. Geerlings & Wade uses direct mail promotions to acquire new Internet customers, which historically have been the most effective and efficient means by which to acquire new customers. The Company has advertised geerwade.com to its existing customers by including promotions in its house mailings, catalogs and e-mails. In 2001, new customers used geerwade.com to make their initial purchases at approximately the same rate as existing customers used the website to place orders. In 2002, the Company will test several online partnerships as a means to acquire new Internet customers. The Company plans to pursue other online partnerships and advertising to acquire new Internet customers.

   Expanding in Existing Markets.   Geerlings & Wade believes that it has
penetrated its current markets but that opportunities exist to increase sales in these markets to both current and new customers. The Company seeks to increase sales to its current customers by further enhancing customers' appreciation of wine through education, broadening the selection of wine and purchasing options offered and attempting to make buying wine more convenient and less intimidating. The Company seeks to acquire new customers through improvements in the content, quality and circulation management of its mailings to potential customers and through active encouragement of referrals from existing customers. The Company believes that significant sales growth can be achieved by increasing its conversion rates of one-time buyers to multi-buyers and by retaining multi-buyers. The Company has taken steps to accomplish these objectives. In the last months of 2001, the Company expanded its marketing department by hiring several highly qualified and experienced direct marketers. This new marketing team plans to follow a five-point plan to expand sales. The first step of the plan calls for developing and testing new creative formats of its mailing promotions. Creative changes include changes in offers, merchandising, pricing, copy images and format of the mail pieces used to promote sales. These new creative formats, developed in response to its customer research and new modeling techniques, are designed to attract new customer segments and increase conversion rates from first time to frequent buyers. Results from these tests will be available to the Company within the next few months allowing the Company to roll out the new winning creative strategies at the end of the second quarter.

   As the second prong of the plan, the Company intends to leverage its use of the Internet to increase sales. The Company plans to grow Internet sales by encouraging existing customers to order over the Internet but, more importantly, by acquiring new customers through Internet marketing. The Company expects new Internet customers will come from two sources--Internet partnerships and Internet promotions.

   The third point in its growth plan calls for developing one or more new marketing programs that have the capability to become major contributors to its annual sales. To date, the Company has successfully tested and is aggressively pursuing building a new marketing program that has the potential to generate significant revenue for the Company.

   The fourth growth initiative entails building the Company's existing continuity club program, under which customers are shipped wine monthly--its Passport Wine Club. New creative initiatives combined with aggressive inbound phone center upselling have shown impressive growth potential. The Company has also produced and is testing new creative mail pieces for the Passport Wine Club. Through telephone upselling and mail solicitations, the Company seeks to expand this segment of its business and encourage customers to continue with their monthly shipments for longer periods.

   The Company plans to develop alternative media campaigns and off-line partnership programs as its fifth revenue generating initiative. One example of an alternative media program, which the Company is developing, is a call transfer program with a leading mail order merchant of foods. This merchant will transfer its customers who have just completed ordering food to its call center so that the Company may sell wine that pairs with the food just ordered. Other similar initiatives are in the testing or planning stages.

   In 2002, the Company expects to reinvigorate its marketing strategy and plans to quickly read the results of the tests that are underway. Optimizing its marketing strategy is the key to driving sales and profits in the future.

   Entering New Markets. Geerlings & Wade is licensed or otherwise authorized to sell wine to individual customers in 28 states, comprising approximately 81% of the overall United States market for table wines as of March 2002. In July 2001, Rhode Island passed legislation eliminating direct shipping to consumers by out of state alcohol retailers. The Company had been shipping to Rhode Island residents since 1999 under prior legislation and ceased shipping into the State of Rhode Island when the new legislation was passed. The Company is currently evaluating opportunities to obtain licenses in additional states in order to serve a larger customer base, although no assurance can be given that it will be successful in obtaining any additional licenses. Those states representing markets with both high consumption of table wine and a large number of mail-order prospects will be considered, based on the Company's ability to overcome licensing or other regulatory obstacles to serving customers in such states. The Commonwealth of Pennsylvania passed legislation in the first quarter of 2002 authorizing certain limited sales of wine over the Internet by retail licensees to residents of Pennsylvania. The Company is considering whether or not to pursue entering this market.

Company Literature and Mailings

   The Company sells wine to individual consumers who are 21 years of age or older mainly through targeted mailings and e-mails. In addition to describing the distinguishing characteristics of the featured wines, each mailing contains general information intended to broaden the customer's knowledge of wines, wine producers, winemakers and wine-producing regions, along with the Company's "tasting notes" and ratings. The Company reinforces its value proposition by noting any medals or awards given to a particular wine. The Company's tasting notes and 100-point-scale ratings included with the mailing provide the consumer with detailed information on the subjective and objective qualities of each wine. The tasting notes describe each wine's salient qualities, including color, bouquet and taste characteristics. The Company also recommends foods and recipes to pair with the featured wines and compares the featured wines with nationally branded wines and wines tasted during its selection process. Geerlings & Wade distributes primarily two types of promotional wine mailings: house mailings to its file of active customers and qualified leads, and acquisition mailings to prospective customers obtained from rented mailing lists.

   House Mailings. Geerlings & Wade distributes house mailings to customers and qualified leads (those persons who have indicated an interest in being placed on the Company's mailing list but who have not yet purchased Geerlings & Wade products). The Company's marketing department determines the number and timing of house mailings based on such factors as the wines offered, prices, wine ratings, the season and frequency and amount of customer purchases. The Company uses its marketing database to select and analyze which customers to target and strives to optimize sales, average order value and response rates to mailings in relation to marketing expenses.

   The Company uses five types of house mailings:

      Brochure Mailings include a four-page brochure, which highlights one or two selected wines from a specific wine making region. These brochures contain detailed descriptions of the wines being offered and information on the region from which they were produced, the vintage and the background of the producer and the quantitative and qualitative results of the tastings from which the featured wines were selected. In addition to the featured wines, these brochures typically offer eight additional wine selections, along with tasting notes and ratings for these wines. Each mailing includes a personalized letter, an order form and a business reply envelope. The Company mailed 18 separate brochure mailings to its customers in 2001. Not all customers receive each brochure mailing.

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

      Preferred Customer and Membership Mailings. Geerlings & Wade also creates and mails special offers to its members and other customers based on their purchasing records. For example, during the 2001 holiday season, the Company mailed a letter from Huib Geerlings, one of the Company's founders and the chairman of the board, offering the Brava Terra Cabernet from Napa Valley to members and customers the Company had reason to believe would likely purchase some of these wines. The Company owns this wine label and plans to have this wine made every vintage with the expectation that consumers will look for its next release. These preferred offers, which typically are in the form of letters from Mr. Geerlings, generate high responses from customers and enhance the personal touch of the Company's wine-selling service. The Company mailed thirteen preferred customer mailings in 2001.

      Special Mailings.   In 2001, Geerlings & Wade mailed special offers to
   its new customers to encourage repurchases and further familiarize customers with the benefits and services offered by the Company. The Company also maintains a reactivation program in which it sends special offers to customers who have not purchased for two to three years in an effort to reactivate these older customers. The Company mailed twelve separate special mailing offers during 2001.

      Region Studies.   In 2000, the Company launched a marketing program
   called the "region study" series in the form of a newsletter to experienced wine consumers. Each region study profiles the unique attributes of a particular wine making region in the world. In these studies, the Company may focus on winemakers, climate as it relates to viticulture (the cultivation of grapes) and wine making, history, wineries, foods and wines of that region. The Company mailed six region studies in 2001. In 2002, the Company plans to mail region studies along with other mailings to reduce postage charges.

   Acquisition Mailings. The Company's primary method of acquiring new customers is its acquisition mailing program. A typical acquisition mailing explains the Company's selling concept, describes the particular wines being offered and contains an order form and business reply envelope. Potential customer names are obtained by renting lists with a demographic profile consistent with the Company's existing customers. These lists are repeatedly rented based on favorable historic performance. The Company generally presents prospective customers with an offer to buy six bottles of wine for their first purchase. After the customer purchases from the Company, they are encouraged to buy a minimum of six bottles per order. Repeat buyers purchased 1.2 cases per order on average in 2001. The Company has undertaken extensive research and analysis of its acquisition programs and is testing many new concepts to increase responses to these mailings and attract broader customer base. The Company plans to roll out revamped acquisition promotions based on the results of its testing in the first half of 2002.

   Production. Most of Geerlings & Wade's promotional mailings are created and designed in-house on a desktop publishing system. The in-house creation and design of house and acquisition mailings allow flexibility for editorial changes and result in significant cost- and time-savings. Printing, production and fulfillment (collating, folding, inserting and mailing) are performed commercially off-site. The Company seeks to reduce creative, printing and mailing costs to maximize the availability of funding for the purpose of acquiring new customers. Mailings generally include a personalized letter, an offering brochure, an order form and a return envelope. In 2002, the Company plans to use outside agencies to create new and fresh promotions.

   Catalogs. During 2001, Geerlings & Wade mailed four separate wine and accessory catalogs to prospective and existing customers. One catalog was mailed in the first quarter of 2001, and three were mailed in the third and fourth quarters of 2001. The wine and accessory catalogs featured wines and wine accessories from around the world and offered wine gift samplers to facilitate customer's gift buying needs. The Company plans to continue mailing catalogs in 2002. The Company believes there is an opportunity to enhance sales to existing customers and expand its customer base through catalog mailings, but there is no assurance that this marketing vehicle will provide sales growth for the Company.

   Passport Wine Club Mailings.   In July 1998, the Company acquired Passport
Wine Club, which sold much of its wine as part of its various continuity programs. Its continuity program entails delivering monthly shipments of two, four, or six bottles of wine for three, six or 12 months or for an open-ended period until the customer cancels. Passport closely tied its marketing concept to written narratives of trips to the wine growing regions and wineries from which it offers wine. Although the Company re-evaluated its goodwill associated with the original Passport Wine Club acquisition from 1998 and determined the goodwill associated with it was impaired, the Company plans to develop the new continuity program using the Passport name. The Company will promote continuity programs through geerwade.com. The Company will also promote Passport programs to its existing customers by inserting advertising in house mailings and with orders delivered to customers. In 2002, the Company further plans to build upon the existing club program, which has not been promoted aggressively to encourage existing customers and new customers to sign up for the program. The Company plans to develop new creative initiatives combined with aggressive inbound phone center upselling.

Merchandising

   Geerlings & Wade offers its customers premium imported and domestic wines. Imported wines are sourced primarily from France, Italy, Australia and Chile. The Company also sources a few wines each year from Argentina, New Zealand, South Africa, Germany and Spain. The Company's domestic wines are sourced primarily from California, most of which are sold under private labels, including the Company's own brands: Glass Ridge, J. Krant Cellars, Hamilton Estates, Alazar Winery, Amsbury Winery, Bryan Woods Winery, Jack Canyon Cellars, Lapis Lazuli Winery & Vineyards, Mariel Winery, Mira Luna, Red Brick Cellars, San Valencia Winery, Brava Terra and St. Carolyne Winery. The Company promotes its best-selling brands and aims to build a long-term merchandising program that creates brand equity for these brands. By reinforcing brand recognition vintage after vintage and by selling quality wines, the Company encourages strong demand for these signature brands among its customers and strong sales growth for these brands. In 2001, the Company promoted Red Brick Cabernet, Brava Terra Cabernet, Hamilton Estates Merlot, Glass Ridge Chardonnay and San Valencia Chardonnay as its signature brands.

   The wines offered by the Company are based on consumption patterns and the Company's prior experience with wines from particular wine-producing regions and varietals. In 2001, approximately 65% of the cases sold by the Company were imported wines and 35% were domestic. The Company's wines are generally sold within the price range of $69 to $1,000 per 12-bottle case, with average case prices of approximately $106.74 in 2001 for repeat customers.

   The Company offers a limited selection of nationally branded wines to its customers through its house mailings and on its website. The Company has increasingly used nationally branded wines for wines above $15 per bottle. These wines are primarily purchased from licensed wholesalers on a state-by-state basis and are not typically sourced through the Company's traditional methods.

   Sales of wine accounted for 92.3%, 91.8% and 90.9% of total revenues for each of 2001, 2000 and 1999, respectively.

Wine Sourcing and Purchasing

   The Company sources imported and domestic wines through a network of producers, negociants, importers and wholesalers. In 2001, the Company sourced a majority of the cases it sold directly from producers or negociants. Nationally branded wines are purchased from licensed wholesalers on a state-by-state basis.

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

   The Company generally selects wines between five to eight months in advance of offering them for sale to coordinate availability, shipping and promotional mailing schedules. Management develops an annual merchandising plan for each wine to be featured in its house mailing brochures. This plan specifies wine varietals, producing region of origin and price point for each of these features. The Company's merchandising department then develops and purchases a complementary product mix of eight wines to be offered with each feature in the brochure mailings. The Company selects most of these wines based on blind comparative tastings of samples judged on overall quality and price characteristics. The Company often tastes over 50 wines prior to selecting a wine feature and currently rates each wine on a 100-point scale. In order to foster movement of inventory, the majority of wine is specifically purchased to meet the Company's promotional mailing schedule. Purchase quantities are based on sales forecasts for the particular promotions in which the wine will be offered. Wines for the Company's other mailings are sourced in a similar manner. For the preferred customer and membership mailings, the Company has a specific range of wines it intends to offer but with a flexible merchandising plan that can take advantage of buying exceptional wines for this program. When buying for the Passport continuity program, the catalogs and region studies, the Company buys in smaller lots based on expected sales and circulation of mailings and strives to use wines in as many programs as possible to minimize the stock keeping unit (SKU) count and maximize purchasing economies of scale.

   Sourcing Domestic Wines. In 2001, a majority of the Company's domestic wines were sourced through wholesale channels with domestic negociants and certain wineries and wine producers. The remaining wines, national brands, were purchased from licensed wholesalers. Mr. Guy Davis, one of the Company's primary negociants for the United States, sources many of the California wines sold by the Company. Certain domestic negociants and wineries continuously review wines at various stages of production and forward selected samples to the Company. After the Company has selected a particular wine from among the samples forwarded by a sourcing agent, the winery coordinates finish vinification and bottling of the wine under a number of private labels, including the Company's own brands.

   The Company also sources wines directly from various California wineries. As a high-volume purchaser, the Company is directly approached by wineries and wine producers with offers to purchase wine lots of various sizes. These wines are reviewed based on their quality and price characteristics.

   Sourcing Imported Wines. In 2001, the vast majority of imported wines sold by the Company were sourced directly from the countries of origin. Many European wines are purchased using the services of a consultant to the Company, Mr. Peter Van Hoof, who visits European growers and negociants and administers blind comparative tastings from his office in Rotterdam, The Netherlands. At the Company's headquarters, wine samples, including those submitted by Mr. Van Hoof, are tasted, compared and selected on a blind comparison basis by the Company's Wine Director, Mr. Francis Sanders. When purchasing from New Zealand, South Africa and Australia, Mr. Sanders purchases from negociants representing wineries from those countries. Mr. Davis has also begun sourcing South American wines for the Company.

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

   Inventory Management.   The Company manages inventory levels and SKUs
several ways. The most important inventory management technique involves accurate forecasting of each wine by promotion and by state over discrete selling time frames. Unlike many retailers who constantly repurchase products based on recent sales history of each product, Geerlings & Wade introduces hundreds of new products each year and rarely reorders products. This creates an unusual challenge since the Company does not have a sales history by wine label that can be used to determine purchase quantities. However, the Company has a high degree of control over what it sells through its promotions and has information and reporting capabilities that enable it to accurately forecast purchase quantities. The Company further manages inventory quantities by selling excess wine, not sold in response to its intended promotion, through special promotions. For example, the Company sells excess wine in its Odds & Ends mailing four times per year, as "back page" wines in its house brochure mailings approximately six times per year in 2001, as featured wines in approximately two "Huib Geerlings" letters each year, as upsell or cross-sell wines during telephone order taking and on its clearance page on geerwade.com. The "Odds & Ends" mailings generate approximately 14% of the Company's sales and are the primary promotions used to sell excess inventory. The Company also manages the number of SKUs it purchases by only buying wines for specific promotions and by limiting the number of SKUs it promotes since it can be uneconomical for the Company to promote a wine of which it only holds a small quantity.

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

   The Company's order management computer system also provides data used in merchandising forecasting and purchasing, links to accounts payable and accounts receivable, and general ledger modules for accounting analysis.

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

   In the fall of 2000, the Company began using software developed by Verbind, Inc., which is intended to assist the Company in becoming more directed in its approach to marketing and fulfilling its customers' needs. The new software provides real-time analyses of customer behavior so that the Company can promptly respond with promotions based on customer behavior. For example, while a customer is placing an order through the call center, the system provides call center representatives a list of recommended wines from inventory that the customer is likely to prefer based on his or her past purchase history. The representative then offers these wines to customers as potential additional purchases after the initial order. During 2001, the Company also relied on this software system to identify buyer segments for certain promotions.

Marketing

   The goal of the Company's marketing program is to increase the size of the Company's customer base through acquisition, retention, repurchase, and upsell programs delivered through targeted, high-value marketing communications that offer quality wines at competitive prices. Marketing communications are delivered primarily through the mail, with increasing use of Internet channels. In 2001, the Company continued to develop its direct mail and e-mail marketing campaigns, but, for the most part, limited its use of online and print advertising.

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

   E-Commerce. The Company participates in the e-commerce channel by maintaining two websites through which customers can place orders for wine and wine accessories. Geerwade.com is a vehicle by which customers can learn about the Company, its products and, most importantly, initiate electronic orders for wine and wine accessories. In February 2002, the Company incorporated Passport Wine Club, which sells monthly subscriptions of wine offerings, into geerwade.com, and redirected site traffic from Passport's former website location, topwine.com, to geerwade.com. Through WineBins.com, the Company offers nationally branded wines at competitive prices. The Company created this new online store with the intent of attracting wine consumers who prefer nationally branded wines to the Company's traditional privately-sourced wines. The Company continues to sell from WineBins.com but has limited the promotion of this site and in 2002 plans to redirect traffic from winebins.com to geerwade.com.

   In 2001, approximately 15.7% of the Company's sales were placed through its websites. In 2002 and beyond, the Company plans to promote sales growth through geerwade.com and attract customers seeking to purchase wine through the Internet. The Company intends to continue developing this interactive channel by expanding the number of its wine and wine accessories available through its websites. In addition, the Company plans to test new promotions, including new acquisition promotions, on geerwade.com and update website content and functionality. The Company seeks to arrange affiliations with e-tailers and advertising with other online companies and Web portals to promote the awareness of the Company and generate additional Internet sales. The Company plans to continue developing and testing direct mail campaigns aimed at acquiring customers who will make their first and follow-on purchases through any of the Company's websites.

   Membership. To increase customer loyalty, Geerlings & Wade offers customers the opportunity to purchase one- or three-year memberships. The Company offers memberships in all states in which it operates where such offers are legally permissible. Members receive a personalized membership card, are uniquely maintained on mailing lists, and realize savings on each case of wine purchased during the term of the membership. In order to comply with regulatory restrictions in Massachusetts, the Company offers its members free delivery on their 12-bottle case purchases. On occasion, the membership program has generated regulatory scrutiny, and there is no assurance that the Company will be able to continue its membership programs in their current forms in existing jurisdictions or those jurisdictions in which the Company may become licensed in the future. As of December 31, 2001, the Company had approximately 27,200 members.

Sales and Customer Service

   Customers can make purchases in person at the Company's licensed facilities or send to the Company order information by e-mail, mail, telephone (1-800-782-WINE) and facsimile (1-800-FAX-8466) and through the Internet (geerwade.com and WineBins.com). The Company accepts orders and makes sales in accordance with applicable law. Sales are consummated in the appropriate Company licensed facility. The Company's customer service representatives assist customers in purchasing decisions, process product orders and respond to customer inquiries on wine information, pricing, availability and deliveries. The customer service group responds to an average of approximately 800 telephone calls each day. Through the Company's on-line systems, sales or customer service representatives can quickly access a customer's complete transaction history, including all prior purchases, payment and delivery information. When processing orders, sales or customer service representatives have complete listings of all available products, as well as tasting notes and ratings. When the offices of the Company are closed, customers may leave orders on a voice messaging system. The Company accepts return of unopened bottles from dissatisfied customers and credits a customer for all returns where permitted by law. Returns and credits were approximately 2.5%, 2% and 1% of net sales for 2001, 2000 and 1999, respectively. The customer service group is divided between sales and service representatives. The sales group receives inbound calls for orders, recommends additional wines during the order and calls existing customers to obtain reorders. The service group responds to all issues related to orders and deliveries for all order channels including e-mail, facsimile, U.S. mail, inbound calls, e-commerce and in store orders. The Company has strived to enhance the level of customer service to improve customer satisfaction and retention. The Company makes available and encourages formal wine training for its employees and has specifically designed its in-house courses to provide wine knowledge as it relates to selling the Company's products.

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

   The Company believes that by providing quality wines at competitive prices as well as by providing a high level of service, coupled with its ability to source wines directly from producers and the convenience of direct delivery, it can achieve a competitive advantage over supermarkets, retail liquor stores, wine specialty stores and other wine merchants. The Company believes that it has achieved a competitive advantage over current direct delivery or direct marketing competitors and potential new entrants by successfully obtaining retail licenses in each of its markets, being an early entrant in many of its markets, capitalizing on computer technology in the management of its operations and its direct marketing programs and creating a loyal customer base. However, there can be no assurance that the Company will be able to continue to compete effectively against existing or new competitors.

Company Operations Within Regulatory Framework

   Regulatory Framework. The alcoholic beverage industry is highly regulated and subject to change. Extensive and complex regulation at the federal and state levels has resulted in what is known as the "three-tier licensing system." At the first tier are wine makers, manufacturers, and importers who are licensed to sell wine to the second tier, licensed wholesalers. Wholesalers in turn supply the third tier, licensed retailers, who ultimately sell wine to the public for personal use and not for resale. Each tier is subject to various restrictions on its activities. Geerlings & Wade operates in the third tier. In virtually all states, retailers are granted a license that enables them to sell products solely to consumers within that state. A small number of states allow interstate sales to those states having reciprocal licensing arrangements. The Company is permitted from its California or Illinois facilities to sell and ship to consumers in Idaho, New Mexico, Missouri and West Virginia under these states' "reciprocal shipment" laws. In addition, without obtaining additional facilities, the Company is permitted to sell and/or ship into Alaska, Iowa, Louisiana, Nebraska, Nevada, New Hampshire, North Dakota, and Oregon. Montana residents purchase wine under Montana's personal importation laws from the Company's licensed facilities. Sales to consumers in Alaska, Missouri, Montana, Wyoming and West Virginia to date have been relatively insignificant because of regulatory restrictions asserted against direct marketing and consumer advertising in those states. Beginning July 2001, when new Rhode Island state legislation was passed impacting out of state alcohol retailers, the Company ceased shipping its wine products to Rhode Island residents.

   Regulatory restrictions prohibit a retailer with licensed facilities in multiple states from transferring inventories between its facilities. In order to acquire and maintain a retail license to sell within a particular state, a retailer must have a physical presence (for example, own or lease a warehouse or other licensed facility) in that state. A retailer engaged in direct marketing is further limited in its ability to sell alcoholic beverages by restrictions imposed by various state laws on the method of delivery to consumers. For example, United Parcel Service (UPS) is not licensed to provide intrastate delivery of alcoholic beverages sold by the Company in Arizona, Colorado, Connecticut, Florida, Massachusetts, New Jersey, North Carolina or Texas. In addition, some states, including Alabama, South Carolina, Tennessee and Georgia prohibit the retail delivery of alcoholic beverages altogether. Accordingly, the Company delivers most of its own products in New Jersey and Massachusetts and contracts with licensed, local couriers for delivery of orders to the Company's customers living in Alaska, Arizona, Colorado, Connecticut, Florida, Minnesota, Nevada, New Hampshire, North Carolina, North Dakota, West Virginia and Texas. In New Jersey and Massachusetts, the Company also contracts with local couriers to deliver some orders to its customers.

   Company Licensing and Regulatory Matters. As of December 31, 2001, the Company held retail licenses in the 16 states where it maintains licensed facilities, which are typically subject to renewal on a yearly basis. As most of the states where the Company is licensed have legal barriers against the Company also engaging in licensed wholesaler activities in that or any other states, the Company holds only retail licenses. All domestic and imported inventories are sold and delivered by independent, licensed wholesalers directly to each of the Company's licensed facilities. Because of the relatively unique nature of the Company's mail order and Internet operations within this regulatory framework, the Company occasionally receives inquiries from state regulators regarding its business practices. To date, such inquiries made during or prior to 2001 have not resulted in any actions by any such regulators that would have a material effect on the Company's business. The Company believes that it is in compliance in all material respects with all applicable licensing and other governmental regulations and that any failure in the past to comply with such regulations has not had, and is not expected to have, a material adverse impact on the Company's business.

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

   Orders from customers in the states into which UPS or other delivery companies are permitted to ship wine are retrieved as soon as possible during the regular workweek by Company employees at the appropriate licensed facility. Orders are packed into specially designed shipping containers and picked up by the delivery company daily. Most of these orders are shipped within 24 hours of receipt. Returns are picked up by the delivery company pursuant to issuance of a delivery company call tag request by a Company customer service representative and returned to the appropriate licensed facility.

Sales or Use Tax

   The Company presently collects sales tax in each of the states in which it operates a facility and which apply a sales tax to the sale of wine and wine accessories. These states are Arizona, California, Colorado, Connecticut, Florida, Illinois, Michigan, Minnesota, North Carolina, New York, New Jersey, Ohio, Texas, Virginia and Washington. Massachusetts does not impose sales tax on wine but does so on wine accessories. The Company collects and remits sales tax on accessory sales in states in which it has nexus based on it operating a retail facility in such state. Additionally, certain states have enacted legislation permitting the delivery of wine to residents of their states by licensed, out-of-state shippers on the condition that certain sales, wine excise and/or other taxes are imposed on the customer and remitted to the state by the shipper and/or the customer. These states include Louisiana, Nevada, New Hampshire and North Dakota. Since 1993, the Company has shipped wine to Idaho, Missouri, New Mexico, Oregon and West Virginia under "reciprocity laws" without collecting sales or use tax or notifying consumers that a use tax payment may be required. Also, the Company does not impose or collect sales tax on orders shipped to Alaska, Iowa, Montana, Wyoming and Nebraska. Various states have attempted to impose on direct marketers the burden of collecting use taxes on the sale of products shipped to state residents. In 1992, the United States Supreme Court affirmed that it is unconstitutional for a state to impose use tax collection obligations on an out-of-state mail order company whose only contacts with the state are the distribution of advertising materials through the mail and subsequent delivery of purchased goods by parcel post and interstate common carriers. However, this decision acknowledged that Congress has the authority to enact legislation authorizing states to impose such obligations. Legislation is introduced from time to time in Congress, which would authorize collection of certain state and local taxes with respect to mail order sales, delivery and use of tangible personal property. The Company cannot predict whether or when legislation of this type will be enacted. Given the Company's ability to collect sales tax in the jurisdictions indicated above, the Company does not believe the collection of use taxes would present an undue burden upon the Company in the event that it were determined that the Company was obligated to collect such taxes, and believes it would have no significant impact on the administrative expenses of the Company or the prices charged to customers.

Trademarks

   The following are registered trademarks or service marks of the Company:
Geerlings & Wade Personal Wine Service & Design, J. Krant Cellars, Glass Ridge, Alazar Winery and Vineyards, Amsbury Winery, Brava Terra, Lapis Lazuli Winery & Vineyards, St. Carolyne Winery, San Valencia Winery, Mariel Winery, Jack Canyon Cellars, Redbrick Cellars, Bryan Woods Winery, Mischler Estates, Hamilton Estates, Mira Luna, Passport Wine Club, Passport Wine Club and Design, International Beer and Ale Society, Devina Estates, Domaine Paul, Expeditions, and Vintage Impressions Plus. The Company believes that its trademarks or service marks have significant value and are an important factor in the marketing of its products and the development of its private label product line.

Employees

   As of December 31, 2001, the Company employed a total of 79 individuals on a full-time basis. The Company also uses part-time and contract employees on a regular basis at each of its licensed facilities and at its corporate headquarters.

NASDAQ Listing

   On April 5, 2001, a Nasdaq Listing Qualifications Panel determined to transfer the listing of the Company's common stock from The NASDAQ National Market to The NASDAQ SmallCap Market due to the Company's non-compliance with the minimum market value of public float requirement for continued listing under Maintenance Standard 1 as set forth in Marketplace Rule 4450(a)(2). Following this transfer, the Company submitted a listing application to NASDAQ to remain on The NASDAQ SmallCap Market and was notified by Nasdaq Listing Qualification Staff on May 7, 2001 that its application for continued listing on the NASDAQ SmallCap Market was approved.

Item 2:  Properties

   As of December 31, 2001, Geerlings & Wade operated 16 licensed facilities located in 16 states. The Company leases all of these facilities. Each facility is centrally located with easy access to major routes for delivery efficiencies.

                                                         Approximate
                                                           Square
 Facility                                   Location       Footage   Expiration
 --------                                   --------       -------   ----------
 Executive offices, customer service and
   licensed facility.................... Canton, MA        32,000       2005
 Licensed facility...................... Carmel, NY        10,600       2003
 Licensed facility...................... Somers, CT         4,500       2004
 Licensed facility...................... Waukegan, IL       9,600       2004
 Licensed facility...................... Tampa, FL         10,000       2005
 Licensed facility...................... South River, NJ    4,000          *
 Licensed facility...................... Petaluma, CA      10,900       2004
 Licensed facility...................... Kent, WA           5,000       2003
 Licensed facility...................... Chantilly, VA      4,800       2002
 Licensed facility...................... Miamisburg, OH     5,900       2004
 Licensed facility...................... Denver, CO         6,800       2005
 Licensed facility...................... Tempe, AZ          6,600       2004
 Licensed facility...................... Bloomington, MN    4,700       2002
 Licensed facility...................... Ann Arbor, MI      5,300       2002
 Licensed facility...................... Stafford, TX       5,700          *
 Licensed facility...................... Greensboro, NC     7,000       2005

--------
* The Company presently rents such facility on a month-to-month basis and intends to do so for the foreseeable future.

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

Item 4:  Submission of Matters to a Vote of Security Holders

   None.

                                    PART II

Item 5:  Market for Registrant's Common Equity and Related Stockholder Matters

   The Company's common stock trades on The NASDAQ SmallCap Market(R)/ under the symbol GEER. On March 18, 2002, the Company's common stock closed at $1.25 per share and had a high price of $1.25 and low price of $1.15 on that date. The following table sets forth, for the periods indicated, the high and low per share sales prices for the common stock as reported on NASDAQ. /

                                       2000        2001
                                    ----------- -----------
                                    High   Low  High   Low
                                    ----- ----- ----- -----
                     First Quarter. $8.25 $4.59 $2.41 $1.42
                     Second Quarter  4.97  3.00  2.24  1.50
                     Third Quarter.  3.20  1.89  1.70  1.10
                     Fourth Quarter  2.31  1.50  1.30  0.54

   As discussed above under Item 1: NASDAQ Listing, in April 2001, the listing of the Company's common stock was transferred from The NASDAQ National Market to The NASDAQ SmallCap Market.

   As of March 18, 2002, there were approximately 135 holders of record of the Company's common stock. Cede & Co., a nominee of the Depository Trust Company ("DTC"), owned of record 2,330,029 shares of the Company's common stock, or approximately 60%. DTC is a securities depository for brokers, dealers and other institutional investors. Securities are deposited with the DTC for the purposes of permitting book entry transfers of securities among such investors. The Company does not know the names of beneficial owners of shares that have been deposited at the DTC.

   The Company's capital stock consists of 10,000,000 authorized shares of common stock, par value $.01 per share, of which, as of March 18, 2002, 3,870,113 shares were issued and outstanding; and 1,000,000 authorized shares of preferred stock, par value $.01 per share, of which, as of March 18, 2002, no shares were issued and outstanding.

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

                                                       Years Ended December 31,
                                             -------------------------------------------
                                              1997     1998     1999     2000     2001
                                             -------  -------  -------  -------  -------
                                                (in thousands, except per share data)
Statements of operations data:
Sales....................................... $35,247  $36,626  $38,863  $37,153  $32,672
Cost of sales...............................  18,185   18,160   18,940   17,304   15,021
                                             -------  -------  -------  -------  -------
   Gross profit.............................  17,062   18,466   19,923   19,849   17,651
Selling, general and administrative expenses  15,618   16,712   20,578   21,314   18,621
Merger related expenses.....................      --       --      825       49       --
                                             -------  -------  -------  -------  -------
   (Loss) income from operations............   1,444    1,754   (1,480)  (1,514)    (970)
Gain (Loss) on disposal of fixed asset......       6       --      (59)     (69)      --
Purchase price advance from Liquid Holdings.      --       --       --    1,250       --
Interest (expense) income, net..............     (23)     (10)      45     (138)    (123)
                                             -------  -------  -------  -------  -------
   (Loss) income before income taxes........   1,427    1,764   (1,494)    (471)  (1,093)
(Benefit) provision for income taxes........     604      751       --       --      411
                                             -------  -------  -------  -------  -------
   Net (loss) income........................ $   823  $ 1,013  $(1,494) $  (471) $(1,504)
                                             =======  =======  =======  =======  =======
Net (loss) income per share.................
   Basic.................................... $  0.22  $  0.27  $ (0.39) $ (0.12) $ (0.39)
                                             =======  =======  =======  =======  =======
   Diluted.................................. $  0.22  $  0.27  $ (0.39) $ (0.12) $ (0.39)
                                             =======  =======  =======  =======  =======
Weighted average common shares outstanding..
   Basic....................................   3,780    3,786    3,843    3,855    3,862
   Diluted..................................   3,796    3,801    3,843    3,855    3,862

                                                          As of December 31,
                                             -------------------------------------------
                                              1997     1998     1999     2000     2001
                                             -------  -------  -------  -------  -------
                                                            (in thousands)
Balance sheet data:
Working capital............................. $ 9,303  $ 9,977  $10,054  $ 8,745  $ 7,966
Total assets................................  16,124   17,205   17,755   18,158   15,154
Total stockholders' equity..................  10,362   11,405   10,227    9,788    8,306

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

Results of Operations

   The following tables set forth the percentage which certain items in the Company's statements of income for the periods indicated bear to total sales and the Company's sales by market for the periods indicated:

                                                       Years Ended December 31,
                                             -------------------------------------------
                                              1997     1998     1999     2000     2001
                                             -------  -------  -------  -------  -------
Sales.......................................   100.0%   100.0%   100.0%   100.0%   100.0%
Cost of sales...............................    51.6     49.6     48.7     46.6     46.0
Gross profit................................    48.4     50.4     51.3     53.4     54.0
Selling, general and administrative expenses    44.3     45.6     53.0     57.4     57.0
Merger related expenses.....................      --       --      2.1      0.1       --
(Loss) income from operations...............     4.1      4.8     (3.8)    (4.1)    (3.0)
Loss on disposal of fixed asset.............      --       --       --      0.2       --
Purchase price advance from Liquid Holdings.      --       --       --      3.4       --
Interest (expense) income, net..............    (0.1)      --      0.1     (0.4)    (0.4)
(Loss) income before income taxes...........     4.0      4.8     (3.8)    (1.3)    (3.3)
(Benefit) provision for income taxes........     1.7      2.1       --       --      1.3
Net (loss) income...........................     2.3      2.7     (3.8)    (1.3)    (4.6)

                                                       Years Ended December 31,
                                             -------------------------------------------
Market (excludes shipping revenue)            1997     1998     1999     2000     2001
----------------------------------           -------  -------  -------  -------  -------
                                                            (in thousands)
Massachusetts (1)........................... $ 6,310  $ 5,960  $ 6,553  $ 5,780  $ 5,013
Connecticut (2).............................   2,025    2,079    2,257    2,135    1,889
New York....................................   4,929    5,061    5,065    4,775    4,159
Illinois (2)................................   2,702    2,805    2,939    2,726    2,426
Florida ....................................   3,066    3,194    3,413    3,177    2,799
California (2)..............................   3,530    3,833    3,943    3,883    3,383
New Jersey..................................   3,658    3,559    3,634    3,592    3,273
Washington..................................   1,093    1,049    1,043      840      649
Virginia....................................   1,963    1,996    1,889    1,795    1,505
Ohio........................................   2,401    2,566    2,622    2,265    2,124
Minnesota (2)...............................     413      436      494      511      444
Colorado....................................     713      718      769      780      587
Arizona.....................................     542      601      639      668      656
Michigan (June 1997)........................     356      917    1,126    1,234    1,050
Texas (March 1999)..........................      --       --      480      781      620
North Carolina (May 2000)...................      --       --       --      359      653
                                             -------  -------  -------  -------  -------
   Totals................................... $33,701  $34,774  $36,866  $35,301  $31,230
                                             =======  =======  =======  =======  =======

--------
(1) Includes sales from catalog accessories and from the Newbury Street, Boston store. The Newbury Street, Boston store was closed in February 2001.
(2) Includes authorized sales into additional states.

Years Ended December 31, 2001, 2000 and 1999

   Sales. The Company's revenues are derived from the sale of wine, wine-related accessories, delivery income and memberships. In 2001, sales decreased $4,481,000, or 12.1%, from $37,153,000 in 2000 to $32,672,000 in
2001. From 1999 to 2000, sales decreased $1,710,000, or 4.4%, from $38,863,000 in 1999 to $37,153,000 in 2000. Revenues declined in 2001 as a result of Company's decision to reduce the number of mail promotions (circulation) sent to customers and prospective customers and weaker customer demand after the terrorist attacks of September 11, 2001. The Company believes that approximately $1 to $1.5 million of the decrease in sales in the fourth quarter of 2001 are attributable to conditions following the terrorist attacks of September 11, including, for example, the anthrax scare, which resulted in late delivery and, in some cases, non-delivery of the Company's marketing materials. Sales following September 11th decreased by 16% for the remainder of September and by 18% for the months of October and November combined, as compared to the same periods in 2000. The Company reduced circulation to less active customers and prospective customers to lower marketing expenses and improve operating margins. In 2001, sales to existing customers in response to the Company's house mailings decreased by $2,870,000 from $32,074,000 in 2000 to $29,204,000 in 2001. The Company mailed 4,790,000 pieces of house mail to existing customers in 2001, which were 1,223,000 fewer pieces than were mailed in 2000. The Company also mailed 2,029,000 fewer mail solicitations to prospective customers (acquisition mailings) in 2001. Acquisition circulation in 2000 was 9,194,000 and 7,165,000 in 2001. Sales in response to these acquisition mailings totaled $1,994,000 in 2001 and $2,982,000 in 2000, a decrease of $988,000. Overall, the Company reduced the number of pieces mailed to customers in 2001 by 3,252,000, or 21.4%, while sales decreased 12.1%. Accessories sales and membership sales in 2001 were $442,000 and $629,000, respectively. These results represented an $84,000 reduction in accessory sales and a $41,000 reduction in membership sales from 2000. In February 2001, the Company closed its Newbury Street, Boston location. As a result, sales from this store were $214,000 lower in 2001 in comparison to 2000. Delivery income declined by $410,000 resulting from greater use of free shipping offers in 2001 and lower sales. The Company reintroduced outbound telemarketing sales to existing customers in 2001 and generated $1,057,000 from these efforts.

   The number of cases (12 bottles) of wines sold by the Company decreased by 56,200, or 16.7%, from 336,600 cases in 2000 to 280,400 cases in 2001. The number of cases sold decreased by a greater percentage (16.7%) than did sales (12.1%) because the Company reduced acquisition mailings to a greater extent than it reduced house mailings. Sales generated by acquisition mailings are, in general, sales of lower priced wines than those of house mailings. From 1999 to 2000, the number of cases sold decreased by 28,000, or 7.6%, from 364,600 cases in 1999 to 336,600 cases in 2000. The average number of cases purchased per customer decreased from 2.59 in 2000 to 2.52 in 2001. In 1999, the average cases purchased were 2.70 per customer. All markets that were operating in 2001 and 2000, except North Carolina, reflect sales declines between 2001 and 2000. Between 1999 and 2000 all markets except Arizona, Colorado, Michigan and Texas reflect sales declines. Sales from memberships were 1.8%, 1.8% and 1.9% of overall revenues in 1999, 2000 and 2001 respectively. Sales from wine related accessories were 2.4%, 1.4% and 1.4% of overall revenues in 1999, 2000 and 2001, respectively. In 2001, the Company promoted accessory items less often in its mailings than during the two prior years. Delivery income as percentage of sales was 5.0%, 5.1% and 4.4% in 1999, 2000 and 2001, respectively.

   The average case price for cases sold by the Company increased from $100.02 in 2000 to $106.74 in 2001, a 6.7% increase. The average case price for cases sold by the Company increased from $96.55 in 1999 to $100.02 in 2000, a 3.6% increase. The increase in 2001 can be attributed to the Company's outbound telemarketing efforts in which the customers are generally upsold better quality wines, which bear a higher price point, as well as, selling fewer first time purchases, which are comprised of lower priced wines. At this time, the Company does not believe that it will need to lower prices to compete in the marketplace. However, this does not preclude price adjustments to track price trends in the marketplace precipitated by market factors such as a drop in the price of wine from suppliers or major changes in foreign currency exchange rates. In 2001, Geerlings & Wade discounted selected products to reduce inventory and maintain a manageable number of SKUs.

   Gross Profit. Gross profit declined in 2001 as compared to 2000 due to lower sales. In 2001, gross profit decreased $2,198,000, or 11.1%, from $19,849,000 in 2000 to $17,651,000 in 2001. From 1999 to 2000, gross profit decreased $76,000, or 0.4%, from $19,923,000 in 1999 to $19,849,000 in 2000.
Gross profit as a percentage of sales increased from 51.3% in 1999 to 53.4% in 2000 to 54.0% in 2001. The increase in gross profit as a percentage of sales resulted primarily from favorable exchange rates and from improved purchasing by the Company in 2000 and 2001. Gross profits for all sales per case of wine sold increased $3.96 per case during 2001 to $62.89 per case from $58.93 per case in 2000. In 1999, the gross profit per case was $54.64.

   Several factors cause the Company's gross margins to vary. Fluctuations in foreign currency exchange rates influence the cost at which the Company is able to buy wine. In addition, the Company sells its more expensive wines at a lower gross margin percentage than its less expensive wines. Consequently, the Company's gross profit as a percentage of sales diminishes if the average price points of the Company's product mix increases. Nationally branded wines are sold at gross margins that are significantly lower than the average gross margins for the Company's privately sourced wine. Therefore, if the Company materially increased the sale of nationally branded wine, its gross margin percentage would be adversely affected. The Company does not expect to materially change the mix between privately sourced and nationally branded wines.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $2,692,000 from $21,314,000 in 2000 to $18,622,000 in 2001, or 12.6%. From 1999 to 2000, selling, general and administrative expenses increased $736,000 from $20,578,000 in 1999 to $21,314,000 in 2000, or 3.5%. As a percentage of sales, selling, general and administrative expenses equaled 57.0% in 2001, 57.4% in 2000 and 53.0% in 1999. Selling, general and administrative costs decreased in several areas in 2001 as compared to 2000.

   Lower marketing expense, which is referred to as "advertising costs" in the financial statement footnotes, provided the most savings of any category in selling, general and administrative expenses. Marketing expense was $1,416,000 less in 2001 as compared to 2000. Overall, the Company reduced circulation of its mail promotions by 3,252,000 pieces in 2001, a 21% volume decrease as compared to 2000, representing a reduction in marketing expense of $918,000. Even though the Company lowered the number of mailings by 21%, sales were 12.1% lower, because the Company eliminated mailings to less responsive customers and to prospective customers. By reducing the number of acquisition mailings, the Company reduced marketing expense by $666,000. Reduced circulation of house mailings to existing customers in 2001 contributed an additional savings of $223,000 toward marketing expense as compared to 2000. These savings were partially offset by $135,000 in marketing public relations expense and marketing consulting fees.

   Marketing expense increased marginally between 2000 and 1999. Marketing expense increased $8,000 from $7,123,000 in 1999 to $7,131,000 in 2000.
Marketing expense in 2000 included the $677,000 additional expense the Company recognized as a result of a change in accounting estimate for the amortization of acquisition mailing expenses. Expenses for acquisition mailings were higher in 2000 by an additional $537,000 as a result of mailing more acquisition mail than in 1999. However, response rates to these mailings were lower in 2000 and generated fewer sales and new customers than in 1999. The increase in acquisition mailing expenses was offset by mailing fewer catalogs, curtailing space and radio advertising for its websites and terminating outbound telemarketing. In 2000, the Company spent $140,000 on Internet marketing expenses.

   In 2001, the Company decreased the circulation of house mailings and acquisition mailings. The Company sent approximately 4,519,000, 5,008,000 and 4,257,000 house mailings in 1999, 2000 and 2001, respectively. In mid-1999, the Company increased the frequency with which it mailed to its older buyers in an attempt to retain these buyers. In 2000 and 2001, the Company mailed to older buyers less frequently but with special offers to encourage repeat purchases. This practice sought to maximize the response rates to these mailings while minimizing costs for marketing to these lower performing segments. Response rates to acquisition mailings weakened in 2001 due to increased competition from Internet and direct mail wine retailers, weaker consumer sentiment and fatigue of rented lists.

   Following the Company's decision in the second quarter of 1999 to standardize the wines it sells in each state, the Company has been able to standardize its customer mailings and save significant per unit printing expenses starting in 2000. However, to manage inventory better by selling previously promoted wines, the Company remarketed wines promoted on the back page of about one-third of its house mailing brochures in 2001.

   In 2001, the Company had decreased delivery expense of $910,000 and lower fulfillment expense. These improvements were a result in large part from lower sales and shipments, but delivery expense was lower as a percentage of sales due to improved business practices and better freight rates. Delivery expense was also reduced because of lower sales in 2001. In 2000, the Company experienced high delivery costs in Nevada, Florida and Connecticut and also in high cost delivery states such as Texas and North Carolina due to increasing sales. The Company lowered these costs by negotiating with couriers that had lower fees yet did not compromise the delivery of the product to customers. The Company continues to devote considerable efforts in an attempt to lower delivery expenses further. As a percentage of sales, delivery costs were 11.0% in 2001 compared to 12.1% in 2000.

   Variable fulfillment costs, comprised of credit card fees and fulfillment decreased by $210,000 in 2001. Other minor decreases for overhead and variable costs contributed to the remaining selling, general and administrative expense decrease for 2001. The decreases were partially offset by a $195,000 one-time expense in 2001, resulting from evaluation of the Company's goodwill asset pertaining to the acquisition of Passport Wine Company in 1998 in which the Company determined to write the remaining asset off.

   Merger related items. Geerlings & Wade entered into a merger agreement (the "Merger Agreement") with Liquid Holdings, Inc. and its wholly owned subsidiary, Liquid Acquisition Corp., in September 1999, pursuant to which Liquid Holdings agreed to acquire all the outstanding shares of common stock of the Company for $10 per share. The merger agreement terminated pursuant to its terms in February 2000 because financing needed by Liquid Holdings was not obtained. The Company had merger related expenses of $825,000 in 1999 and $49,000 in 2000. At the time of entry into the Merger Agreement, Liquid Holdings paid the Company a $1,250,000 fee, which was refundable under certain limited circumstances. Under the terms of the Merger Agreement, this fee could be used by the Company for general corporate purposes. Upon the termination of the Merger Agreement in February 2000, the Company recorded the $1,250,000 fee as other income in the first quarter of 2000.

   Interest Income (expense). In 2001, the Company incurred interest expense of $144,000 as a result of borrowings under the Company's credit facility with Citizens Bank of Massachusetts. In 2000, the Company incurred interest expense of $153,000 as a result of borrowings under the facility. Interest income increased in 2001 by $6,700 from $15,700 in 2000 to $22,400 in 2001 as a result of investing cash in overnight instruments. Interest income decreased in 2000 by $29,300 from $45,000 in 1999 to $15,700 in 2000. The net effect is that the Company had net interest expense of $123,000 in 2001, $138,000 in 2000 and net interest income of $45,000 in 1999.

   Provision for Income Taxes. Although the Company incurred a net loss in 1999, 2000 and 2001, the Company decided not to book a benefit due to the uncertainty regarding the ultimate realization of the related deferred tax asset. In addition, the Company determined that it needed to provide a valuation reserve for its deferred tax assets and, as a result, recorded a tax provision of $411,000 in 2001.

   Net (Loss) Income. The Company recognized a net loss of $1,504,000, $471,000 and $1,494,000 in 2001, 2000 and 1999 respectively. The lower loss in 2000 as compared to 2001 and 1999 resulted from recognition of the $1,250,000 purchase price advance related to the termination of a merger agreement with Liquid Holdings, Inc. in February 2000, lower merger related costs in 2000, as compared to 1999, and improved gross margins as a percentage of sales. Once adjusted for this significant amount and the previously discussed one time expenses, the 2001 loss was comparable to the losses in 2000.

Liquidity and Capital Resources

   In 2001, the Company's primary capital needs were for funding the marketing expenses in connection with advertising the Company's acquisition mailings, purchases of software and hardware and Internet site development. As of December 31, 2001, the Company had cash and cash equivalents totaling $3,380,000, compared to $1,872,000 as of December 31, 2000. During 2001, the
Company generated $3,809,000 as a result of its effort to reduce inventory.

   The Company borrows working capital at the prime rate plus two percent from Citizens Bank of Massachusetts under a credit agreement. Substantially all of the assets of the Company serve as collateral under this agreement. The Company is required to comply with certain financial covenants as part of the terms and conditions of the line of credit. The Company was in default under its credit agreement at the end of the fourth quarter of fiscal 2001 as a result of the Company's failure to meet certain financial covenants at the end of this quarter. The Company has received a waiver from the bank for such period and for prior defaults for the second, third and fourth quarters of 2000. In connection with the waiver for the most recent period, the Company and the bank amended the credit agreement to provide for a reduction in the principal amount available for borrowing under the facility to $3.0 million and to extend the credit agreement through March 31, 2003. This amendment requires the Company to meet certain revised financial covenants. Management believes it can attain these covenants.

   In 2001, the Company generated $1,695,000 in cash from operating activities compared to using $1,537,000 in 2000. The cash generated by operating activities in 2001 resulted primarily from a decrease in inventory of $3,809,000, which was partially offset by a net loss of $1,504,000; a decrease in accounts payable of $1,321,000; an increase in prepaid mailing costs of $29,000 and prepaid other expenses of $69,000; an increase in accounts receivable of $125,000; a decrease in deferred revenue of $117,000 and accrued sales taxes and expenses of $108,000.

   The Company had working capital of $8,745,000 and $7,966,000 at December 31, 2000 and 2001, respectively. Under the Company's merchandising plan for 2000, the Company committed to purchasing large quantities of wine. The Company was unable to sell all this wine at the same turn rate as it had in 1999, which resulted in higher inventories. In addition, as a result of the alcoholic beverage regulatory framework within which the Company operates, the Company is required to maintain separate inventories in each of the markets in which it operates a licensed facility and is not permitted to transfer inventory between such facilities. In the second quarter of 2000, the Company opened a licensed facility in Greensboro, North Carolina. The inventory for this facility added to the overall inventory levels. To reduce inventory to historical levels, the Company purchased lower quantities in 2001 than it purchased for 2000 and used wines from existing stock in its mail promotions. The Company plans to lower inventory in 2002 slightly and thereafter manage it at the lower levels.

   During 2001, net cash of $234,000 was used in investing activities. These purchases included approximately $137,000 in connection with the Company's computer system and software enhancements, $19,000 in property and equipment and $68,000 for furniture and fixture purchases and leasehold improvements. Net cash of $222,000 was used in investing activities in 2000, mainly for computer system and software enhancements.

   Total cash provided by financing activities in 2001 was $47,000, of which $1,000,000 represented borrowings and $975,000 represented repayments under the line of credit. An additional $22,000 was generated from issuance of stock under the Company's Employee Stock Purchase Plan.

   The Company had the following contractual obligations at December 31, 2001:

                                      Less than 1
                                         year     1-3 years    Total
                                      ----------- ---------- ----------
        Long-term debt............... $2,250,000  $     0.00 $2,250,000
        Purchase commitments.........  2,354,000        0.00  2,354,000
        Operating leases.............    908,000   1,642,000  2,550,000
        Total contractual obligations $5,512,000  $1,642,000 $7,154,000

   The Company's ability to make scheduled payments of principal of, or to pay the interest on, or to refinance, its indebtedness, or to fund planned capital expenditures will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. Based upon the current level of operations, anticipated cost savings and expected revenue, the Company believes that cash flow from operations and available cash will be adequate to meet the Company's working capital needs for 2002. The Company's liquidity sources will not be sufficient to permit the Company to grow unless the Company pursues alternative sources of liquidity. However, there can be no assurance that the Company will be able to obtain alternate sources of liquidity on commercially reasonable terms or at all.

   Exchange Rates. The Company engages in currency-hedging activities related to firm commitments for the purchase of inventories in an effort to fix costs and manage the impact of exchange rate fluctuations. The Company maintains a foreign exchange line with Anglo Irish Bank that allows the Company to enter into forward currency exchange contracts of up to $500,000 maturing on any one day. As of December 31, 2001, the Company had no foreign exchange contracts outstanding.

Critical Accounting Policies and Estimates

   Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission, (the "SEC") requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 3 of the Notes to the Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. The following is a brief discussion of the more significant accounting policies and methods used the Company. In addition, Financial Reporting Release No. 61 was recently released by the SEC to require all companies to include a discussion to address, among other things, liquidity, off balance sheet arrangements, contractual obligations and commercial commitments.

   The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which require the Company to make estimates and assumptions. On an on-going basis, the Company evaluates its estimates related to Allowance for Obsolete and Excess Inventory inventories. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

   Cost of direct advertising materials mailed to prospective customers are capitalized. These costs are expensed as advertising costs in relation to the revenues that are derived from the mailings. Revenue estimates are used to determine the cost recovery period of prepaid mailing costs. The Company amortizes these advertising costs for a period of up to three months. Actual results may differ from these estimates under different assumptions or conditions.

New Accounting Pronouncements

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

   In July 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets." This statement applies to intangibles and goodwill acquired after June 30, 2001, as well as goodwill and intangibles previously acquired. Under this statement goodwill as well as other intangibles determined to have an infinite life will no longer be amortized; however, these assets will be reviewed for impairment on a periodic basis. This statement is effective for the Company for its first quarter 2002. Management assessed the future cash flows from customers acquired as part of its 1998 purchase of Passport Wine Club, and decided to write off the remaining goodwill associated with that transaction of $195,000 in 2001.

   In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supercedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived

Assets and for Long-Lived Assets to Be Disposed of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Under this statement it is required that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company is currently evaluating the impact of this statement on its results of operations or financial position upon the adoption of SFAS No. 144.

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

   From time to time, the Company may introduce new marketing initiatives, which may be expected to undergo regulatory scrutiny. There can be no assurance that such initiatives will not be stymied by regulatory criticism.

   Limited Operating History; Management of Growth. Geerlings & Wade has a limited operating history upon which investors may evaluate its performance. Although the Company was profitable in 1997 and 1998, the Company was not profitable in 1995, 1996, 1999, 2000 and 2001, and there can be no assurance that it will operate profitably in the future. In addition, the Company has only limited management, operational and financial resources to accommodate growth, should it occur. The Company's ability to manage any growth effectively would require it to continue to implement and improve its operational and financial systems and to hire and train new employees. These demands would require additional management resources and the development of additional expertise by existing management. The failure to manage any growth effectively would have a material adverse effect on the Company. There can be no assurance that Geerlings & Wade will be able successfully to attract and retain the skilled and experienced personnel required to manage its business.

   Liquidity. The Company's current liquidity sources are not sufficient to permit the Company to grow in a manner that would be most advantageous for stockholders. The Company intends to pursue alternative sources of liquidity, but there can be no assurance that the Company will obtain alternate sources of liquidity on commercially reasonable terms or at all.

   Limitations Due to the Company's Indebtedness. At December 31, 2001, Geerlings and Wade had $2,250,000 of indebtedness outstanding under its credit facility. This debt could have adverse consequences for its business, including:

  .   The Company may be more vulnerable to adverse general economic conditions;

  . The Company will be required to dedicate a substantial portion of its cash flow from operations to repayment of debt, which limits the availability of cash for other purposes;

  . The Company may have reduced flexibility in planning for, or reacting to, changes in its business and market; and

  . The Company may be unable to comply with the covenants under which it borrowed amounts, which would result in an event of default. If an event of default occurs and is not cured or waived, it would result in all amounts outstanding, together with accrued interest, becoming immediately due and payable. If the Company were unable to repay such amounts, the Company's lender could proceed against the collateral granted to it as security for the indebtedness. At the end of the fourth quarter of 2001, the Company was in violation of a financial covenant contained in its credit agreement, which constituted a default under the agreement. This violation was waived, and the credit agreement was amended to provide, among other things, for a new financial covenant based on 2002 forecasts. There can be no assurance that the Company will maintain compliance with the covenants under its credit agreement.

The Company's ability to pay principal and interest on its indebtedness, to meet covenants and to satisfy other obligations will depend largely upon its future operating performance, which will be impacted by economic conditions and financial, business and other factors, certain of which are beyond the Company's control.

Substantially all of the Company's assets are pledged as collateral under its credit facility.

   Issues Related to Mailings. The Company targets potential new customers and solicits orders from existing customers through direct mail marketing campaigns. Direct mail marketing campaigns are capital-intensive and the cost-effectiveness of such campaigns depends, to a large extent, upon the accuracy of assumptions and judgments made by the Company. There can be no assurance that such direct marketing campaigns will be completed on a cost-effective basis. The failure of any such marketing campaign to identify new customers or to generate new purchases from existing customers on a cost-effective basis may have a material adverse effect on the Company's business and results of operations. Public reaction to the anthrax scare through the U.S. mail system may result in a reduction of the utility of our direct mail marketing campaigns, which may impact the Company's revenues.

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

   Increases in Postage Rates; Dependence on Shippers. The Company's marketing efforts have traditionally been conducted through direct mail campaigns. As a result, increases in postage rates may have a material adverse effect on the Company's business and its results of operations. Except in Massachusetts and New Jersey, the Company is dependent upon delivery services provided by UPS or other licensed delivery companies. A work stoppage, strike or other interruption in service experienced by UPS or other delivery companies, such as the UPS driver strike in 1997, may have a material adverse effect on the Company's business and its results of operations. Additionally, increases in shipping rates may have a material adverse effect on the Company's business and its results of operations. Finally, if UPS were to terminate delivery services for alcoholic beverages in certain states, as it did in 1999 in Florida, Nevada and Connecticut, the Company would likely incur significantly higher shipping rates that would have a material adverse effect on the Company's business and its results of operations.

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

   Dependence on Consumer Spending. The success of Geerlings & Wade depends upon a number of factors related to the level of consumer spending, including the general state of the economy, federal and state tax rates and consumer confidence. Changes in consumer spending, such as the fluctuations occurring in the months after the terrorist attacks of September 11, 2001, in both the national and regional economies may affect both the quantity and the price of wines that consumers choose to purchase.

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

   Excise Taxes, Customs Duties and Tariffs. The federal government and various states impose excise taxes, duties and tariffs on wine. Increases in the federal excise tax on wine or increases in state excise tax levels may have a material adverse effect on the Company's business and its results of operations. In 2001, approximately 65% of the total cases of wine sold by the Company were imported. Increases in duty or tariff levels may have a material adverse effect on the Company's business and results of operations.

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

   The Company is exposed to market risk related to foreign currency exchange rates. The Company does not use derivative financial instruments for speculative or trading purposes. The Company enters into foreign exchange forward contracts to reduce its exposure to currency fluctuations on vendor accounts payable denominated in foreign currencies. The objective of these contracts is to neutralize the impact of foreign currency exchange rate movements on the Company's operating results. The gains and losses on these contracts are included in earnings when the underlying foreign currency denominated transaction is recognized. The Company realized $64,000 in gain related to these contracts in 2001. Losses related to these instruments for fiscal 2001 were not material to the Company. Looking forward, the Company does not anticipate any material adverse effect on its financial position, results of operations or cash flows resulting from the use of these instruments. However, there can be no assurance that these strategies will be effective or that transaction losses can be minimized or forecasted accurately.

Item 8:  Financial Statements and Supplementary Data

   The information called for by this item is indexed on page F-1 of this Report and is contained on pages F-2 through F-18.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                   PART III

Item 10:  Directors and Executive Officers of the Registrant

   The information required by this Item is included under the captions "Re-election of Directors," "Executive Compensation; Certain Arrangements" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the proxy statement for use in connection with the Company's 2002 Annual Meeting of Stockholders (the "Proxy Statement"), and is incorporated herein by reference.

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

Item 13:  Certain Relationships and Related Transactions

   The information required by this Item is included in the caption "Re-Election of Directors--Directors' Compensation" in the Proxy Statement and is incorporated herein by reference.

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

Exhibit                                                                                         Sequential
  No.                                         Description                                        Page No.
-------                                       -----------                                       ----------
   3.1   Form of Amended and Restated Articles or Organization of the Company. (1)
   3.2   Amended and Restated By-laws of the Company. (1)
   4.1   Specimen Certificate of Common Stock. (1)(2)
   4.2   Registration Rights Agreement by and among certain Stockholders and the Company. (1)
  10.1   Lease Agreement between the Company and Naughton Company dated April 11, 1994. (1)
  10.2   Lease Agreement between the Company and John Hancock Mutual Life Insurance
         Company dated July 31, 1992. (1)
  10.3   California Public Warehouse Letter Agreement. (1)
  10.4   Form of Employment Agreement for Huib E. Geerlings. (1)*
  10.5   Agreement dated as of April 7, 2000 between the Company and David Pearce. (17)*
10.6.1   Credit Agreement dated as of April 13, 2000 between the Company and Citizens Bank of
         Massachusetts (17)
10.6.2   Post-Closing Agreement dated as of April 13, 2000 between the Company and Citizens
         Bank of Massachusetts. (17)
10.6.3   First Amendment to the Credit Agreement dated as of December 4, 2000 between the
         Company and Citizens Bank of Massachusetts, including the Amended and Restated Post-
         Closing Agreement. (18)
10.6.4   Second Amendment to the Credit Agreement dated as of March 5, 2001 between the
         Company and Citizens Bank of Massachusetts. (18)
10.6.5   Waiver dated May 15, 2001 between the Company and Citizens Bank of Massachusetts.
  10.7   Stock Option Plan, as amended. (9)(13)(14)
  10.8   Non-Employee Director Stock Option Plan, as amended. (1)(12)
  10.9   Employee Stock Purchase Plan. (1)
 10.10   Lease Agreement between the Company and Pacific Realty Associates, L.P. dated July 18,
         1994. (3)
 10.11   Lease Agreement between the Company and Flint Lee Limited Partnership dated August
         31, 1994. (3)

Exhibit                                                                                     Sequential
  No.                                       Description                                      Page No.
-------                                     -----------                                     ----------
10.12   Lease Agreement between the Company and 47th Avenue Industrial Properties dated
        October 6, 1994. (3)
10.13   Lease Agreement between the Company and Mehland Developers dated October 31, 1994.
        (3)
10.14   Lease Agreement between the Company and Hohokam Realty Condominiums dated
        October 31, 1994. (4)
10.15   Lease Agreement between the Company and Bruce K. and Gayle J. Hoyt dated November
        23, 1994. (5)
10.16   Lease Agreement between the Company and Cole Taylor Bank dated August 23, 1995. (6)
10.17   Lease Agreement between the Company and Debra Campbell dated July 15, 1996. (7)
10.18   Lease Agreement between the Company and Simon Champagne dated July 24, 1996. (7)
10.19   Lease Agreement between the Company and Enviro-zyme International, Incorporated dated January 6, 1997. (8)
10.20   Lease Agreement between the Company and William Eddy dated January 24, 1997. (8)
10.21   Lease Amendment between the Company and 47th Avenue South Properties, LLC dated
        February 1, 1998. (10)
10.22   Lease Addendum between the Company and Mehland Developers dated January 13, 1998.
        (10)
 10.23. Lease Amendment between the Company and PBP-N, Inc. dated October 9, 1997. (10)
 10.24. Lease Amendment between the Company and Bruce K. Hoyt dated March 18, 1998. (10)
 10.25. Sublease Agreement between the Company and Fishman Supply Co. dated June 12, 1998 and Lease Agreement between the Fishman Supply Co. and Charles R. Stephens dated
        September 1, 1989. (11)
 10.26. Lease Amendment between the Company and Jerry L. Ivy dated April 21, 1998. (13)
 10.27. Lease Agreement between the Company and Corporate Exchange Limited Partnership
        dated October 9, 1998. (13)
 10.28. Lease Amendment between the Company and Flint Lee Limited Partnership dated June
        22, 1999. (15)
 10.29. Lease Amendment between the Company and William Eddy dated October 1, 1999. (15)
 10.30. Lease Agreement between the Company and Cader Lane Associates dated September 27,
        1999. (15)
 10.31. Lease Amendment between the Company and Enviro-zyme International, Inc. dated
        December 18, 1999. (16)
 10.32. Lease Agreement between the Company and Wengreen, LLC dated November 1, 1999.
        (16)
 10.33. Lease Agreement between the Company and Naughton Company dated March 13, 2000.
        (16)

Exhibit                                                                                      Sequential
  No.                                       Description                                       Page No.
-------                                     -----------                                      ----------
 10.34. Lease Agreement dated as of April 24, 2000 between the Company and Tampa Tri-County
        Flexxspace, Ltd. (17)
 10.35  Lease Amendment dated November 29, 2000 between the Company and M&T Partners,
        Inc. (18)
 10.36  Indenture of lease dated February 16, 2000 between the Company and Foxford Business
        Center, LLC. (18)
 10.37  Lease Agreement dated January 22, 2001 between the Company and East 47th Business
        Center LLC. (19)
 10.38  Commercial Lease dated January 12, 2001 between the Company and George and Bonnie
        Ramsey. (19)
 10.39  Lease Extension Agreement #1 dated October 9, 2000 between the Company and Rothbart
        Realty Company. (19)
 10.40  Second Amendment to Extend Lease dated February 28, 2001 between the Company and
        Bruce K. Hoyt. (19)
 10.41  Addendum to Lease dated October 23, 2000 between the Company and Mehland
        Developers. (19)
 10.42  Extension of Lease dated May 2001, between the Company and Jerry L. Ivy. (20)
 10.43  Employment Offer Letter from the Company to Mr. Richard E. Libby dated September 12,
        2001. (21)*
 21     Subsidiaries of the Company. (13)
 23     Consent of Arthur Andersen LLP.
 99.1   Letter of Quality Assurance

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

(14) Filed as an Exhibit to the Company's Registration Statement on Form S-8 filed on August 19, 1999 (File No. 333-85557) and incorporated by reference herein.

(15) Filed as an Exhibit to the Company's Form 10-Q for the quarterly period ended September 30, 1999 filed on November 15, 1999 (File No. 0-24048) and incorporated by reference herein.

(16) Filed as an Exhibit to the Company's Form 10-K for the year ended December 31, 1999 filed on March 30, 2000 (File No. 0-24048) and incorporated by reference herein.

(17) Filed as an Exhibit to the Company's Form 10-Q for the quarterly period ended June 30, 2000 filed on August 14, 2000 (File No. 0-24048) and incorporated by reference herein.

(18) Filed as an Exhibit to the Company's Form 10-K for the year ended December 31, 2000 filed on April 2, 2001 (File No. 0-24048) and incorporated by reference herein.

(19) Filed as an Exhibit to the Company's Form 10-Q for the quarterly period ended March 31, 2001 filed on May 15, 2001 (File No. 0-24048) and incorporated by reference herein.

(20) Filed as an Exhibit to the Company's Form 10-Q for the quarterly period ended June 30, 2001 filed on August 14, 2001 (File No. 0-24048) and incorporated by reference herein.

(21) Filed as an Exhibit to the Company's Form 10-Q for the quarterly period ended September 30, 2001 filed on November 13, 2001 (File No. 0-24048) and incorporated by reference herein.

*  Management contract or compensatory plan

   (b) No reports on Form 8-K were filed by the Company during the fourth quarter of 2001.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               GEERLINGS & WADE, INC.

                                               By:     /s/  DAVID R. PEARCE
                                                   -----------------------------
                                                         (David R. Pearce)
                                                   President and Chief Executive
                                                              Officer
Date: March 29, 2002

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

          Signature                       Title                  Date
          ---------                       -----                  ----

   /s/   HUIB E. GEERLINGS    Chairman of the Board and
                              Director                      March 29, 2002
------------------------------
      Huib E. Geerlings

    /s/   DAVID R. PEARCE
                              President, Chief Executive
                              Officer, Chief Financial
                              Officer and Treasurer         March 29, 2002
------------------------------(Principal Financial and
       David R. Pearce        Accounting Officer)

    /s/   JAMES C. CURVEY     Director                      March 29, 2002
------------------------------
       James C. Curvey

 /s/   JOHN M. CONNORS, JR.   Director                      March 29, 2002
------------------------------
    John M. Connors, Jr.

    /s/   JOHN J. REMONDI     Director                      March 29, 2002
------------------------------
       John J. Remondi

    /s/   ROBERT L. WEBB      Director                      March 29, 2002
------------------------------
        Robert L.Webb

                                                                                        Page
                                                                                        ----
Report of Independent Public Accountants............................................... F-2
Balance Sheets as of December 31, 2000 and 2001........................................ F-3
Statements of Operations for the Years Ended December 31, 1999, 2000 and 2001.......... F-4
Statements of Stockholders' Equity for the Years Ended December 31, 1999, 2000 and 2001 F-5
Statements of Cash Flows for the Years Ended December 31, 1999, 2000 and 2001.......... F-6
Notes to Financial Statements.......................................................... F-7

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Geerlings & Wade, Inc.:

   We have audited the accompanying balance sheets of Geerlings & Wade, Inc. (a Massachusetts corporation) as of December 31, 2000 and 2001 and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Geerlings & Wade, Inc. as of December 31, 2000 and 2001 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

                                          /s/  ARTHUR ANDERSEN LLP

Boston, Massachusetts
March 26, 2002

                            GEERLINGS & WADE, INC.

                                BALANCE SHEETS
                          December 31, 2000 and 2001


                                                                                               December 31,
                                                                                         ------------------------
                                                                                            2000         2001
                                                                                         -----------  -----------
                                       ASSETS
Current Assets:
    Cash and cash equivalents........................................................... $ 1,872,267  $ 3,380,068
    Accounts receivable.................................................................   1,088,660    1,213,860
    Inventory...........................................................................  12,489,631    8,680,158
    Prepaid mailing costs...............................................................      93,312      122,515
    Prepaid expenses and other current assets...........................................     986,127    1,050,572
    Deferred income taxes, net..........................................................     171,455           --
                                                                                         -----------  -----------
       Total current assets.............................................................  16,701,452   14,447,173
                                                                                         ===========  ===========
Property and Equipment, at cost:
    Office and computer equipment.......................................................   2,025,483    2,062,634
    Motor vehicles......................................................................      77,875       59,138
    Furniture and fixtures..............................................................     326,487      257,663
                                                                                         -----------  -----------
                                                                                           2,429,845    2,379,435
    Less--Accumulated depreciation......................................................   1,632,938    1,765,464
                                                                                         -----------  -----------
                                                                                             796,907      613,971
                                                                                         -----------  -----------
Deferred Income Taxes, net..............................................................     299,162           --
                                                                                         -----------  -----------
Other Assets............................................................................     360,962       93,030
                                                                                         -----------  -----------
                                                                                         $18,158,483  $15,154,174
                                                                                         ===========  ===========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Line of credit...................................................................... $ 2,225,000  $ 2,250,000
    Accounts payable....................................................................   3,093,647    1,772,280
    Current portion of deferred revenue.................................................   1,478,648    1,407,336
    Accrued sales, income and payroll taxes.............................................     311,245      366,025
    Accrued expenses....................................................................     848,113      685,058
                                                                                         -----------  -----------
       Total current liabilities........................................................   7,956,653    6,480,700
                                                                                         -----------  -----------
Deferred Revenue, less current portion..................................................     413,886      367,729
                                                                                         -----------  -----------
Commitments and Contingencies (Note 6)
Stockholders' Equity:
    Preferred stock, $0.01 par value-
     Authorized--1,000,000 shares
     Outstanding--none..................................................................          --           --
    Common stock, $0.01 par value
     Authorized--10,000,000 shares
     Issued and outstanding--3,855,940 shares and 3,870,113 shares in 2000 and 2001,
      respectively......................................................................      38,559       38,701
    Additional paid-in capital..........................................................  10,107,108   10,128,580
    Retained earnings (deficit).........................................................    (357,723)  (1,861,536)
                                                                                         -----------  -----------
       Total stockholders' equity.......................................................   9,787,944    8,305,745
                                                                                         -----------  -----------
                                                                                         $18,158,483  $15,154,174
                                                                                         ===========  ===========

  The accompanying notes are an integral part of these financial statements.

                            GEERLINGS & WADE, INC.

                           STATEMENTS OF OPERATIONS
             for the Years Ended December 31, 1999, 2000 and 2001


                                                            Years Ended December 31,
                                                     -------------------------------------
                                                        1999         2000         2001
                                                     -----------  -----------  -----------
Sales............................................... $38,863,425  $37,153,075  $32,671,898
Cost of Sales.......................................  18,940,024   17,304,275   15,020,668
                                                     -----------  -----------  -----------
       Gross profit.................................  19,923,401   19,848,800   17,651,230
Selling, General and Administrative Expenses........  20,578,105   21,313,979   18,621,633
Merger Related Expenses.............................     824,838       48,981           --
                                                     -----------  -----------  -----------
       Loss from operations.........................  (1,479,542)  (1,514,160)    (970,403)
Loss on Disposal of Fixed Asset.....................     (59,459)     (68,886)          --
Purchase Price Advance from Liquid Holdings (Note 1)          --    1,250,000           --
Interest Income.....................................      44,530       15,735       22,398
Interest Expense....................................          --     (153,351)    (145,191)
                                                     -----------  -----------  -----------
       Loss before provision for income taxes.......  (1,494,471)    (470,662)  (1,093,196)
Provision for Income Taxes..........................          --           --      410,617
                                                     -----------  -----------  -----------
       Net loss..................................... $(1,494,471) $  (470,662) $(1,503,813)
                                                     ===========  ===========  ===========
Net Loss per Share:
   Basic............................................ $     (0.39) $     (0.12) $     (0.39)
                                                     ===========  ===========  ===========
   Diluted.......................................... $     (0.39) $     (0.12) $     (0.39)
                                                     ===========  ===========  ===========
Weighted Average Common Shares Outstanding:
   Basic............................................   3,842,742    3,855,071    3,861,697
                                                     ===========  ===========  ===========
   Diluted..........................................   3,842,742    3,855,071    3,861,697
                                                     ===========  ===========  ===========

  The accompanying notes are an integral part of these financial statements.

                            GEERLINGS & WADE, INC.

                      STATEMENTS OF STOCKHOLDERS' EQUITY
             for the Years Ended December 31, 1999, 2000 and 2001


                                        Common Stock
                                     ------------------- Additional   Retained        Total
                                     Number of $0.01 par  Paid-in     Earnings    Stockholders'
                                      Shares     Value    Capital     (Deficit)      Equity
                                     --------- --------- ----------- -----------  -------------
Balance, December 31, 1998.......... 3,789,495  $37,895  $ 9,759,371 $ 1,607,410   $11,404,676
   Issuance of stock under employee
     stock purchase plan............     5,991       60       26,885          --        26,945
   Exercise of common stock options.    53,585      536      249,816          --       250,352
   Tax benefit from exercise of
     common stock options...........        --       --       39,207          --        39,207
   Net loss.........................        --       --           --  (1,494,471)   (1,494,471)
                                     ---------  -------  ----------- -----------   -----------
Balance, December 31, 1999.......... 3,849,071  $38,491  $10,075,279 $   112,939   $10,226,709
   Issuance of stock under employee
     stock purchase plan............     1,869       18       11,004          --        11,022
   Proceeds from exercise of
     stock options..................     5,000       50       20,825          --        20,875
   Net loss.........................        --       --           --    (470,662)     (470,662)
                                     ---------  -------  ----------- -----------   -----------
Balance, December 31, 2000.......... 3,855,940  $38,559  $10,107,108 $  (357,723)  $ 9,787,944
   Issuance of stock under employee
     stock purchase plan............    14,173      142       21,472          --        21,614
   Net loss.........................        --       --           --  (1,503,813)   (1,503,813)
                                     ---------  -------  ----------- -----------   -----------
Balance, December 31, 2001.......... 3,870,113  $38,701  $10,128,580 $(1,861,536)  $ 8,305,745
                                     =========  =======  =========== ===========   ===========

  The accompanying notes are an integral part of these financial statements.

                            GEERLINGS & WADE, INC.

                           STATEMENTS OF CASH FLOWS
             for the Years Ended December 31, 1999, 2000 and 2001


                                                                            Years Ended December 31,
                                                                     -------------------------------------
                                                                        1999         2000         2001
                                                                     -----------  -----------  -----------
Cash Flows from Operating Activities:
   Net loss......................................................... $(1,494,471) $  (470,662) $(1,503,813)
   Adjustments to reconcile net loss to net cash (used in) provided by operating activities--
       Depreciation and amortization................................     535,159      510,524      689,572
       Deferred income taxes........................................          --      110,930      470,617
       Loss on disposal of property and equipment...................      59,459       68,886           --
       Changes in current assets and liabilities....................
          Accounts receivable.......................................    (784,923)     306,645     (125,200)
          Inventory.................................................  (1,267,978)  (3,007,852)   3,809,473
          Prepaid mailing costs.....................................     458,550      806,088      (29,203)
          Prepaid expenses and other current assets.................    (433,532)     271,408      (69,014)
          Accounts payable..........................................     (46,420)    (261,326)  (1,321,367)
          Deferred revenue..........................................     133,018      284,922     (117,469)
          Accrued sales, income and payroll taxes...................     (76,374)      (8,073)          --
          Accrued expenses..........................................     467,979     (148,735)    (108,274)
                                                                     -----------  -----------  -----------
              Net cash (used in) provided by operating
                activities..........................................  (2,449,533)  (1,537,245)   1,695,322
                                                                     -----------  -----------  -----------
Cash Flows from Investing Activities:
   Purchases of property and equipment, net.........................    (794,736)    (225,404)    (235,481)
   Decrease in other assets, exclusive of goodwill..................      13,109        3,029        1,346
                                                                     -----------  -----------  -----------
              Net cash used in investing activities.................    (781,627)    (222,375)    (234,135)
                                                                     -----------  -----------  -----------
Cash Flows from Financing Activities:
   Borrowings under line of credit..................................          --    2,750,000    1,000,000
   Repayments under line of credit..................................          --     (525,000)    (975,000)
   Purchase price advance from Liquid Holdings......................   1,250,000   (1,250,000)          --
   Proceeds from issuance of stock under the Employee Stock
     Purchase Plan..................................................      26,945       11,022       21,614
   Tax benefit from exercise of stock options.......................      39,207           --           --
   Proceeds from exercise of stock options..........................     250,352       20,875           --
                                                                     -----------  -----------  -----------
              Net cash provided by financing activities.............   1,566,504    1,006,897       46,614
                                                                     -----------  -----------  -----------
Net (Decrease) Increase in Cash and Cash Equivalents................  (1,664,656)    (752,723)   1,507,801
Cash and Cash Equivalents, beginning year...........................   4,289,646    2,624,990    1,872,267
                                                                     -----------  -----------  -----------
Cash and Cash Equivalents, end of year.............................. $ 2,624,990  $ 1,872,267  $ 3,380,068
                                                                     ===========  ===========  ===========
Supplemental Disclosure of Cash Flow Information:
   Cash paid during the year for-
       Interest..................................................... $        --  $   153,351  $   145,191
                                                                     ===========  ===========  ===========
       Income taxes................................................. $   594,300  $    11,460  $    23,100
                                                                     ===========  ===========  ===========

  The accompanying notes are an integral part of these financial statements.

                             GEERLING & WADE, INC.

                         NOTES TO FINANCIAL STATEMENTS

                               December 31, 2001


(1)  OPERATIONS

   Geerlings & Wade, Inc. (the Company) is a direct marketer of premium wines and wine-related merchandise to retail consumers in the United States. The Company maintains 16 licensed facilities in 16 states. Federal, state and local laws strictly govern the sale of wine in each market served by the Company.

   For the years ended December 31, 1999, 2000 and 2001, the Company reported losses from operations of approximately $1,500,000, $1,514,000 and $970,000, respectively. The Company has not met certain financial covenants related to its line of credit at both December 31, 2000 and 2001. The terms of the line of credit have been renegotiated each of these two years (Note 4). Management has initiated plans to reduce its operating expenses and increase its cash flow to meet the modified financial covenants under its line of credit. Management believes that these covenants will be met. Failure to achieve these plans or comply with the revised covenants under its line of credit could have a material effect on the Company's results of operations and financial condition.

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

                             GEERLING & WADE, INC.

                               December 31, 2001


 (c) Shipping and Handling Fees and Costs

   In September 2000, the Emerging Issues Task Force (EITF) issued EITF 00-10, Accounting for Shipping and Handling Fees and Costs, which provides guidance on classification of amounts billed to a customer and amounts incurred for shipping and handling fees related to a sale of product. The EITF reached the consensus that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenues earned for the goods provided and should be classified as revenue. The Company has included shipping and handling revenue of approximately $1,997,000, $1,851,000 and $1,442,000 in sales in the accompanying statements of operations for the years ended December 31, 1999, 2000 and 2001, respectively. The Company has included shipping and handling fees of approximately $4,288,000, $4,506,000 and $3,596,000 in selling, general and administrative expenses in the accompanying statements of operations for the years ended December 31, 1999, 2000 and 2001, respectively.

 (d) Cash and Cash Equivalents

   The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of December 31, 2000 and 2001, cash equivalents consist primarily of investments in money market accounts.

 (e) Credit Card Policy

   The Company's agreement with a credit card processing company provides for the electronic processing of credit approvals and electronic submission of transactions. Payment is transmitted to the Company's bank account within two to four days of the order being shipped. Credit card processing fees amounted to approximately $916,000, $949,000 and $806,000 for the years ended December 31, 1999, 2000 and 2001, respectively, and are included in selling, general and administrative expenses in the accompanying statements of operations.

 (f) Inventory

   The Company values inventory at the lower of cost (first-in, first-out) or net realizable market value (estimated proceeds upon sale, net of fulfillment expenses).

   Included in the Company's inventory are approximately $715,000 and $400,000 of reservations of certain vintage wines as of December 31, 2000 and 2001, respectively. The Company shipped approximately $195,000 and $197,000 of such reserves to its customers during 2000 and 2001, respectively. The Company bears the ultimate liability for the wine reservations until delivered and accepted by the customers, at which time revenue is recognized.

 (g) Depreciation

   The Company provides for depreciation using the straight-line method by charges to operations in amounts that allocate the cost of the assets over their estimated useful lives, as follows:

                                                    Estimated
                     Asset Classification          Useful Life
                     --------------------          -----------
                 Office and computer equipment....  3-5 years
                 Motor vehicles...................    3 years
                 Furniture and fixtures...........    5 years

                             GEERLING & WADE, INC.

                               December 31, 2001


 (h) Long-Lived Assets

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

   In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 modifies the rules for accounting for the impairment of long-lived assets. The new rules are effective for the Company January 1, 2002. The Company does not believe that the adoption of SFAS No. 144 will have a material impact on the Company's financial position or results of operations.

 (i) Intangibles

   In connection with the Company's July, 1998 purchase of Passport Gift Company, Inc. (Passport), the Company recorded goodwill of approximately $319,000. This goodwill was being amortized over 15 years. In the fourth quarter of 2001, based on the Company's assessment of future cash flows from customers acquired as a part of its purchase of Passport, the Company wrote off the remaining goodwill associated with that acquisition of $195,000.

 (j) Advertising Costs

   Advertising expense was $7,123,499, $7,130,837 and $5,713,269 for the years ended December 31, 1999, 2000 and 2001, respectively.

   Costs of direct advertising materials mailed to prospective customers are capitalized. These costs are expensed as advertising costs in relation to the revenues that are derived from the mailings. Revenue estimates are used to determine the cost recovery period of prepaid mailing costs. The Company amortizes these advertising costs for a period of up to three months. Total amounts of direct advertising to prospective customers capitalized as of December 31, 2000 and 2001 are $93,000 and $123,000, respectively.

 (k) Deferred Revenue

   Deferred revenue represents customer prepayments, payments for wine reservations and deferred membership revenue. The components of deferred revenue as of December 31, 2000 and 2001 are as follows:

                                                2000       2001
                                             ---------- ----------
              Payments for wine reservations $   16,229 $   14,540
              Customer prepayments..........    937,910    942,659
              Deferred membership revenue...    938,395    817,866
                                             ---------- ----------
                 Deferred revenue........... $1,892,534 $1,775,065
                                             ========== ==========

                             GEERLING & WADE, INC.

                               December 31, 2001


 (l) Foreign Currency Transactions

   Periodically, the Company may enter into foreign exchange contracts to hedge currency exposure on firm inventory purchase commitments. The Company charges foreign currency gains or losses to operations in accordance with SFAS No. 52, Foreign Currency Translation. Gains and losses are included in cost of sales, as these amounts have historically not been material. At December 31, 2001, the Company had no foreign exchange contracts outstanding.

   SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133, as amended by SFAS Nos. 137 and 138, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB No. 133, was adopted by the Company effective January 1, 2000. The Company had no derivative instruments outstanding at December 31, 2000 or 2001.

 (m)  Financial Instruments

   SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure about fair value of financial instruments. The carrying values of cash and cash equivalents, accounts receivable, investment in wine futures, and accounts payable approximate their fair value at December 31, 2000 and 2001, due to their short-term nature. The fair value of debt approximates carrying value because the debt bears interest at a variable market rate.

 (n) Concentration of Credit Risk

   SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance-sheet and credit risk concentrations. Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash equivalents. The Company places its cash and cash equivalents in highly rated financial institutions. No single supplier constituted a significant percentage of the Company's purchases during 2000 or 2001.

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

                             GEERLING & WADE, INC.

                               December 31, 2001


   SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company operates in one industry segment and provides one service function. The Company's revenues are wholly derived from customers within the United States.

 (q) Recently Issued Accounting Standards

   In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method. It also specifies the types of acquired intangible assets required to be recognized and reported separately from goodwill. SFAS No. 142 will require that goodwill and certain intangibles no longer be amortized, but instead be tested for impairment at least annually. SFAS No. 142 is required to be applied starting with fiscal years beginning after December 15, 2001. The Company believes that the adoption of SFAS Nos. 141 and 142 will not have a material impact on the Company's financial position or results of operations.

(3)  NET LOSS PER SHARE

   The Company applies the provisions of SFAS No. 128, Earnings per Share. Accordingly, basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share in 2000 and 2001 is computed in the same way as basic, as all common equivalent shares are considered antidilutive. Diluted net income per share is computed by adding the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued to the weighted average number of common shares outstanding. For the years ended December 31, 1999, 2000 and 2001, 414,067, 371,849 and 380,363 of antidilutive shares, respectively, have been excluded from the weighted average number of common and common equivalent shares outstanding.

(4)  LINE OF CREDIT

   On April 13, 2000, the Company entered into a two-year line-of-credit agreement with a bank that allowed the Company to borrow the lesser of $5,000,000 or 50% of certain inventories, as defined. At December 31, 2001, the Company had $2,250,000 outstanding under the line of credit. In 2001, the borrowings under the line of credit bore interest at the bank's prime rate (4.5% at December 31, 2001). The Company was required to maintain certain financial covenants, including a minimum consolidated debt service ratio and a minimum consolidated leverage ratio. The Company was not in compliance with the minimum consolidated debt service ratio at the end of the fourth quarter of fiscal 2001.

   On March 26, 2002, in connection with the waiver for this default, the Company and its bank amended the credit agreement to reduce the principle amount available for borrowing under the facility to $3,000,000 and to extend the credit agreement through March 31, 2003. Interest under the amended line of credit bears interest at the bank's prime rate plus 2% (6.75% at March 26, 2002). Additionally, the line of credit was amended whereby the Company is required to maintain certain financial covenants, including minimum quarterly earnings before income taxes, depreciation and amortization and minimum current and quick ratios.

                             GEERLING & WADE, INC.

                               December 31, 2001


(5)  COMMITMENTS AND CONTINGENCIES

 (a) Lease Commitments

   The Company leases facilities under operating lease agreements expiring through September 2005. Future minimum rental payments due under these agreements as of December 31, 2001 are approximately as follows:

                             Fiscal Year   Amount
                             ----------- ----------
                                2002.... $  908,000
                                2003....    763,000
                                2004....    584,000
                                2005....    294,000
                                         ----------
                                         $2,549,000
                                         ==========

   Total rental expense under these agreements included in the accompanying statements of operations is approximately $1,081,000, $1,172,000 and $1,179,000 for the years ended December 31, 1999, 2000 and 2001, respectively.

 (b) Litigation

   In the ordinary course of business, the Company is party to various types of litigation. The Company believes it has meritorious defenses to all claims and, in its opinion, all litigation currently pending or threatened will not have a material effect on the Company's financial position or results of operations.

(6)  INCOME TAXES

   Income taxes are provided for in accordance with SFAS No. 109, Accounting for Income Taxes. Accordingly, a deferred tax asset or liability is recorded based on the differences between the financial reporting and tax bases of assets and liabilities, as measured by the enacted tax rates. The deferred tax provision (benefit) results from the net change during the year of deferred tax assets and liabilities.

   The components of the provision for income taxes are as follows:

                                        1999       2000       2001
                                      ---------  ---------  ---------
          Current:
             Federal................. $      --  $ (84,000) $ (60,000)
             State...................        --    (26,000)        --
                                      ---------  ---------  ---------
                                             --   (110,000)   (60,000)
                                      ---------  ---------  ---------
          Deferred (benefit) expense:
             Federal.................  (245,000)  (313,000)  (261,000)
             State...................   (69,000)  (113,000)   (80,000)
                                      ---------  ---------  ---------
                                       (314,000)  (426,000)  (401,000)
                                      ---------  ---------  ---------
          Valuation allowance........   314,000    536,000    812,000
                                      ---------  ---------  ---------
                                      $      --  $      --  $ 411,000
                                      =========  =========  =========

                             GEERLING & WADE, INC.

                               December 31, 2001


   The Company has recorded a valuation allowance against its deferred tax assets due to the uncertainty regarding their realizability. In the fourth quarter of 2001, management increased the valuation allowance to reserve for its remaining deferred tax asset balance. The Company reached this determination based on its operating performance, which includes three consecutive years of net losses.

   As of December 31, 2000 and 2001, the Company has estimated net operating loss carryforwards of approximately $35,000 and $1,296,000, respectively, which begin to expire in 2020 and are subject to review and possible adjustment by the Internal Revenue Service. The United States Tax Reform Act of 1986 contains provisions that may limit the net operating loss carryforwards available to be used in any given year under certain circumstances, including significant changes in ownership interests.

   The reconciliation of the federal statutory rate to the effective tax rate for income taxes for the years ended December 31,1999, 2000 and 2001 are as follows:

                                                         1999    2000    2001
                                                         -----   -----   -----
Income tax provision (benefit) at federal statutory rate (34.0)% (34.0)% (34.0)%
State taxes, net of federal benefit.....................  (6.0)   (6.0)   (6.0)
Non deductible merger costs.............................  22.0   (75.0)     --
Increase in valuation allowance.........................  16.5   112.9    76.2
Other, net..............................................   1.5     2.1     1.4
                                                         -----   -----   -----
                                                           0.0%    0.0%   37.6%
                                                         =====   =====   =====

   Deferred income taxes relate to the following temporary differences as of December 31, 2000 and 2001:

                                              2000        2001
                                            ---------  -----------
            Deferred revenue............... $ 384,000  $   335,000
            Capitalized inventory..........   244,000      246,000
            Nondeductible reserves.........   398,000      322,000
            Depreciation and amortization..   255,000      270,000
            Net operating loss carryforward    16,000      522,000
            Deferred costs.................    24,000      (33,000)
            Valuation allowance............  (850,000)  (1,662,000)
                                            ---------  -----------
               Total deferred taxes........ $ 471,000  $        --
                                            =========  ===========

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

                             GEERLING & WADE, INC.

                               December 31, 2001


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

                             GEERLING & WADE, INC.

                               December 31, 2001


   Activity under the Option Plan and the Director Plan is summarized as follows:

                                                 Option Plan
                                    --------------------------------------
                                                Weighted
                                     Number   Average Price Exercise Price
                                    of Shares   per Share     per Share
                                    --------- ------------- --------------
     Outstanding, December 31, 1998  335,027      $4.37      $ 3.00-8.00
        Granted....................  207,000       6.68        5.56-7.63
        Terminated................. (134,375)      5.85        3.00-8.00
        Exercised..................  (53,585)      4.67        4.00-8.00
                                    --------      -----        ---------
     Outstanding, December 31, 1999  354,067       5.11        3.00-8.00
        Granted....................  151,500       3.59        2.06-4.44
        Terminated................. (183,718)      4.49        2.06-8.00
        Exercised..................   (5,000)      4.18        4.00-4.38
                                    --------      -----      -----------
     Outstanding, December 31, 2000  316,849       4.76        2.06-8.00
        Granted....................   92,000       1.14        0.95-1.88
        Terminated.................  (98,486)      5.56        2.06-8.00
                                    --------      -----      -----------
     Outstanding, December 31, 2001  310,363      $3.43      $0.95-$8.00
                                    ========      =====      ===========
     Exercisable, December 31, 2001  130,024      $4.66      $1.88-$8.00
                                    ========      =====      ===========
     Exercisable, December 31, 2000  132,180      $5.58      $3.00-$8.00
                                    ========      =====      ===========
     Exercisable, December 31, 1999  149,011      $4.36      $3.00-$8.00
                                    ========      =====      ===========

                                                Director Plan
                                    --------------------------------------
                                                Weighted
                                     Number   Average Price Exercise Price
                                    of Shares   per Share     per Share
                                    --------- ------------- --------------
     Outstanding, December 31, 1998   45,000      $6.04      $ 4.31-15.25
        Granted....................   15,000       7.02         6.81-7.13
                                     -------      -----      ------------
     Outstanding, December 31, 1999   60,000       6.28        4.31-15.25
        Granted....................   15,000       3.48         3.38-3.50
        Exercised..................  (17,500)      5.05         4.00-4.38
                                     -------      -----      ------------
     Outstanding, December 31, 2000   57,500       6.04        3.38-15.25
        Granted....................   12,500       1.62         1.00-1.78
                                     -------      -----      ------------
     Outstanding, December 31, 2001   70,000      $5.11      $1.00-$15.25
                                     =======      =====      ============
     Exercisable, December 31, 2001   45,829      $6.27      $2.06-$15.25
                                     =======      =====      ============
     Exercisable, December 31, 2000   34,996      $6.74      $4.31-$15.25
                                     =======      =====      ============
     Exercisable, December 31,1999.   29,944      $6.85      $4.31-$15.25
                                     =======      =====      ============

                             GEERLING & WADE, INC.

                               December 31, 2001


   The following table summarizes information about stock options outstanding and exercisable at December 31, 2001 under the Option Plan:

                            Options Outstanding                                     Options Exercisable
---------------------------------------------------------------------------- ----------------------------------
                                           Weighted Average
                              Number          Remaining                           Number
    Exercise Price/      Outstanding as of Contractual Life Weighted Average  Exercisable at   Weighted Average
Range of Exercise Prices December 31, 2001    (In Years)     Exercise Price  December 31, 2001  Exercise Price
------------------------ ----------------- ---------------- ---------------- ----------------- ----------------
       $0.95-1.10.......       82,000            9.8             $1.05                 --           $  --
        1.88-2.06.......       17,500            8.8              1.96              5,833            1.96
        2.56-3.00.......       39,000            8.1              2.67             17,166            2.75
        4.00-4.75.......      114,000            7.6              4.26             54,830            4.27
             5.25.......       35,000            4.8              5.25             35,000            5.25
        7.13-8.00.......       22,863            6.3              7.49             17,195            7.55
                              -------                            -----            -------           -----
                              310,363                            $3.43            130,024           $4.66
                              =======                            =====            =======           =====

   The following table summarizes information about stock options outstanding and exercisable at December 31, 2001 under the Director Plan:

                            Options Outstanding                                     Options Exercisable
---------------------------------------------------------------------------- ----------------------------------
                                           Weighted Average
                              Number          Remaining                           Number
    Exercise Price/      Outstanding as of Contractual Life Weighted Average  Exercisable at   Weighted Average
Range of Exercise Prices December 31, 2001    (In Years)     Exercise Price  December 31, 2001  Exercise Price
------------------------ ----------------- ---------------- ---------------- ----------------- ----------------
      $       1.00......       2,500             9.8             $ 1.00               --            $   --
        1.75-2.06.......      12,500             9.3               1.83              833              2.06
             3.38.......       2,500             8.4               3.38              833              3.38
         3.5-4.63.......      32,500             6.3               4.21           27,499              4.34
        6.81-7.13.......      10,000             7.4               7.05            6,664              7.05
       8.00-15.25.......      10,000             2.9              11.63           10,000             11.63
                              ------                             ------           ------            ------
                              70,000                             $ 5.11           45,829            $ 6.27
                              ======                             ======           ======            ======

   In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation, which requires the measurement of the fair value of stock options or warrants to be included in the statement of operations or disclosed in the notes to the financial statements. The Company has determined that it will continue to account for stock-based compensation for employees under APB Opinion No. 25, Accounting for Stock Issued to Employees, and elect the disclosure-only alternative under SFAS No. 123. Options granted in 1999, 2000 and 2001 have been valued using the Black-Scholes option pricing model prescribed by SFAS No. 123.

   The weighted average assumptions used for the years ended December 31, 1999, 2000 and 2001 are as follows:

                                             December 31,
                              ------------------------------------------
                                  1999          2000           2001
                              ------------  -------------  -------------
      Risk-free interest rate 4.77 to 6.0 % 6.05 to 6.69 % 4.13 to 5.14 %
      Expected dividend yield           --             --             --
      Expected lives.........      8 years        8 years        7 years
      Expected volatility....           93%            78%           155%

                             GEERLING & WADE, INC.

                               December 31, 2001


   The weighted average fair value of options granted during the years ended December 31, 1999, 2000 and 2001 under these plans is $5.71, $2.85 and $1.16, respectively. As of December 31, 1999, 2000 and 2001, the weighted average remaining contractual life of outstanding options under these plans is 7.9, 8.0 and 7.9 years, respectively.

   Had compensation cost for the Company's stock option plans and Employee Stock Purchase Plan been determined consistent with SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have been the following pro forma amounts:

                                               December 31,
                                  -------------------------------------
                                     1999         2000         2001
                                  -----------  -----------  -----------
        Net loss:
           As reported........... $(1,494,471) $  (470,662) $(1,503,813)
           Pro forma.............  (2,042,038)  (1,229,109)  (2,039,302)
        Basic net loss per share:
           As reported........... $     (0.39) $     (0.12) $     (0.39)
           Pro forma.............       (0.53)       (0.32)       (0.52)

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

 (c) Employee Stock Purchase Plan

   The Employee Stock Purchase Plan (the Purchase Plan) was adopted by the
Board of Directors and the stockholders on April 8, 1994 to allow eligible employees, as defined in the Purchase Plan, to purchase shares of common stock during one or more six-month periods through payroll deductions. A total of 50,000 shares of common stock have been reserved for purchase under the Purchase Plan. As of December 31, 2000 and 2001, a cumulative total of 22,033 shares of common stock have been purchased by employees under the Purchase Plan.

(8)  EMPLOYEE SAVINGS PLAN

   The Geerlings & Wade, Inc. 401(k) Employee Savings Plan (the Plan) allows for tax-deferred employee benefits under Section 401(k) of the Internal Revenue Code. The Company matched 50% of individual contributions, up to 6% of compensation in 2001. Employee contributions vest immediately, while Company matching contributions fully vest after four years of service. During fiscal 2001, the Plan was amended to allow employees to participate after six months of service. For the fiscal years ended December 31, 1999, 2000 and 2001, the Company's contribution expense was $36,600, $27,454 and $51,718, respectively, under the Plan.

(9)  RELATED PARTY

   During 2000, the Company paid Hill, Holiday approximately $266,000 for services provided in the development and enhancement of its web sites and for certain advertising services. The Chief Executive Officer of Hill, Holiday is a member of the Company's Board of Directors. The Company believes these transactions were at an arm's-length basis.

                             GEERLING & WADE, INC.

                               December 31, 2001


(10)  SUMMARY OF QUARTERLY DATA (UNAUDITED)

   A summary of quarterly data follows (in thousands, except per share data):

                                            2000 Quarter Ended
                                 ----------------------------------------
                                 March 31 June 30 September 30 December 31
                                 -------- ------- ------------ -----------
      Net sales................. $ 8,529  $9,363     $7,252      $12,009
      Gross profit..............   4,407   4,774      3,583        7,085
      Operating (loss) profit...  (1,601)   (317)      (162)         565
      Net (loss) income.........    (412)   (357)      (210)         509
      (Loss) earnings per share:
         Basic..................   (0.11)  (0.09)     (0.05)        0.13
         Diluted................   (0.11)  (0.09)     (0.05)        0.13

                                            2001 Quarter Ended
                                 ----------------------------------------
                                 March 31 June 30 September 30 December 31
                                 -------- ------- ------------ -----------
      Net sales................. $ 7,153  $7,846     $6,901      $10,772
      Gross profit..............   3,786   4,285      3,827        5,753
      Operating (loss) profit...    (138)    (94)      (269)        (469)
      Net (loss) income.........    (174)   (128)      (293)        (909)
      (Loss) earnings per share:
         Basic..................   (0.05)  (0.03)     (0.08)       (0.23)
         Diluted................   (0.05)  (0.03)     (0.08)       (0.23)