Form 10-Q
period 2002-03-31
GEERLINGS & WADE INC
filed 2002-05-14
CIK 922810

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

                                 Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

                     Par Value             Date           Number of Shares
                     ---------             ----           ----------------
Common Stock           $.01            May 14, 2002           3,870,113

                             GEERLINGS & WADE, INC.
                                      INDEX

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets as of December 31, 2001
           and March 31, 2002 (Unaudited)...................................   3

         Statements of Operations for the Three Months Ended
           March 31, 2001 and March 31, 2002 (Unaudited)....................   4

         Statements of Cash Flows for the Three Months Ended March 31, 2001
           and March 31, 2002 (Unaudited)...................................   5

         Notes to Financial Statements......................................   6

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations........................................   8

Item 3.  Quantitative and Qualitative Disclosure about  Market Risk.........  11

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders................  12

Item 5.  Other Information..................................................  12

Item 6.  Exhibits and Reports on Form 8-K...................................  12

SIGNATURES..................................................................  13

                          PART I. FINANCIAL INFORMATION

Item  1.  Financial Statements

                             GEERLINGS & WADE, INC.
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                                  December 31,       March 31,
                                                                                     2001              2002
                                                                                     ----              ----
ASSETS

CURRENT ASSETS:
         Cash and cash equivalents                                             $   3,380,068       $  2,086,879
         Accounts receivable                                                       1,213,860          1,071,569
         Inventory                                                                 8,680,158          6,889,618
         Prepaid mailing costs                                                       122,515            589,170
         Prepaid expenses and other current assets                                 1,050,572          1,058,644
                                                                               -------------       ------------
         Total Current Assets                                                     14,447,173         11,695,880
                                                                               -------------       ------------

PROPERTY AND EQUIPMENT, AT COST                                                    2,379,435          2,381,824
         Less--Accumulated Depreciation                                            1,765,464          1,848,617
                                                                               -------------       ------------
                                                                                     613,971            533,207
                                                                               -------------       ------------

Other Assets                                                                          93,030             93,031
                                                                               -------------       ------------
                                                                               $  15,154,174       $ 12,322,118
                                                                               =============       ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
         Line of credit (note 6)                                               $   2,250,000       $    325,799
         Accounts payable                                                          1,772,280          1,896,592
         Current portion of deferred revenue                                       1,407,336          1,326,492
         Accrued expenses                                                          1,051,084            854,821
                                                                               -------------       ------------
         Total Current Liabilities                                                 6,480,700          4,403,704
                                                                               -------------       ------------
Deferred Revenue, less current portion                                               367,729            353,330
                                                                               -------------       ------------


STOCKHOLDERS' EQUITY:
         Preferred stock, $.01 par value -
         Authorized-1,000,000 shares Outstanding-none                                    --                  --
         Common stock, $.01 par value-
         Authorized-10,000,000 shares-
         Issued and outstanding- 3,870,113 and 3,870,113
           shares in 2001 and 2002, respectively                                      38,701             38,701
               Additional paid-in capital                                         10,128,580         10,128,580
         Retained deficit                                                         (1,861,536)        (2,602,197)
         Total Stockholders' Equity                                                8,305,745          7,565,084
                                                                                ------------       ------------
                                                                               $  15,154,174       $ 12,322,118
                                                                                ============       ============

The accompanying notes are an integral part of these financial statements.

                             GEERLINGS & WADE, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                      Three Months Ended
                                                                   March 31,       March 31,
                                                                     2001            2002
                                                                     ----            ----
Sales                                                            $ 7,152,688     $ 7,364,430

Cost of Sales                                                      3,367,173       3,379,587

Gross Profit                                                       3,785,515       3,984,843

Selling, general and administrative expenses                       3,923,850       4,712,770

Loss from operations                                                (138,335)       (727,927)

Interest and other income                                              6,577          10,255

Interest expense                                                     (42,275)        (22,991)

Loss before income taxes                                            (174,033)       (740,663)

Provision (benefit) for income taxes                                    --               --

Net loss                                                          $ (174,033)     $ (740,663)
                                                                  ==========      ==========

Net loss per share

Basic                                                             $    (0.05)     $    (0.19)
                                                                  ==========      ==========
Diluted                                                           $    (0.05)     $    (0.19)
                                                                  ==========      ==========

Weighted average common shares and common equivalents outstanding

Basic                                                              3,855,940       3,870,113
                                                                  ==========      ==========
Diluted                                                            3,855,940       3,870,113
                                                                  ==========      ==========

The accompanying notes are an integral part of these financial statements.

                             GEERLINGS & WADE, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     Three Months Ended
                                                                                March 31,           March 31,
                                                                                  2001                2002
                                                                                  ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                                                   $ (174,033)         $ (740,663)
   Adjustments to reconcile net loss to net cash used in
       operating activities --
         Depreciation and amortization                                           128,617             105,435
         Gain on disposition of fixed asset                                           --              (1,000)
   Changes in current assets and liabilities --
         Accounts receivable                                                    (621,823)            142,291
         Inventory                                                               140,529           1,790,540
         Prepaid mailing costs                                                  (289,630)           (466,655)
         Prepaid expenses                                                          2,587              (9,214)
         Accounts payable                                                        294,571             124,312
         Deferred revenue                                                        (65,392)            (95,243)
         Accrued expenses                                                       (169,514)           (196,263)
                                                                              ----------          ----------
              Net cash provided by (used in) operating activities               (754,088)            653,540
                                                                              ----------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment, net                                      (18,484)            (23,528)
   Receipts from disposition of fixed asset                                           --               1,000
                                                                              ----------          ----------
             Net cash used in investing activities                               (18,484)            (22,528)
                                                                              ----------          ----------


CASH FLOWS FROM FINANCING ACTIVITIES:
      Repayments under the line of credit                                       (375,000)         (1,924,201)
             Net cash used in financing activities                              (375,000)         (1,924,201)

NET CHANGE IN CASH AND CASH EQUIVALENTS                                       (1,147,572)         (1,292,189)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 1,872,267           3,380,068
                                                                              ----------          ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $  724,695          $2,086,879
                                                                              ==========          ==========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

   Income taxes paid                                                          $   11,600          $   18,300
                                                                              ==========          ==========
   Interest paid                                                              $   42,275          $   22,991
                                                                              ==========          ==========

The accompanying notes are an integral part of these financial statements.

                          Notes to Financial Statements

1.  Basis of Presentation

The interim period information set forth in these financial statements is unaudited and may be subject to normal year-end adjustments. In the opinion of management, the information reflects all adjustments, which consist of normal recurring accruals that are considered necessary to present a fair statement of the results of operations of Geerlings & Wade, Inc. (the "Company") for the interim periods presented. The operating results for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2002.

The financial statements presented herein should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Certain information in these footnote disclosures normally included in financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission.

2.  Basic and Diluted Net Income Per Common Share

The Company applies the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share, which establishes standards for computing and presenting earnings per share. For the three months ended March 31, 2001 and March 31, 2002 options to purchase a total of 381,849 and 363,696 common shares, respectively, have been excluded from the calculation of diluted earnings per share.

3.  Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company did not have any components of comprehensive income (loss) for the three months ended March 31, 2001 and 2002.

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

The Company records its foreign currency exchange contracts at fair value in its consolidated balance sheet and the related gains or losses on these hedge contracts are recognized in earnings. Gains and losses resulting from the impact of currency exchange rate movements on forward foreign exchange contracts are designated to offset certain purchase commitments and are recognized as other income or expense in the period in which the exchange rates change and offset the foreign currency losses and gains on the underlying exposures being hedged. The gains and losses resulting from the impact of currency rate movements on forward currency exchange contracts are recognized in other comprehensive income for this portion of the hedge. At March 31, 2002, the Company had no hedges.

5.  Line of Credit

On April 13, 2000, the Company entered into a two-year credit agreement with a bank that allowed the Company to borrow the lesser of $5,000,000 or 50% of certain inventories, as defined. Substantially all of the assets of the Company are pledged as collateral under this credit facility. As of December 31, 2001 and March 31, 2002, the Company had $2,250,000 and $325,799, respectively outstanding under the line of credit. In 2001, the borrowings under the line of credit bore interest at the bank's prime rate. The Company was required to maintain certain financial covenants, including a minimum consolidated debt service ratio and a minimum consolidated leverage ratio. The Company was not in compliance with the minimum consolidated debt service ratio at the end of the fourth quarter of fiscal 2001.

On March 26, 2002, in connection with a waiver for the default resulting from such non-compliance, the Company and its bank amended the credit agreement to reduce the principal amount available for borrowing under the facility to $3,000,000 and to extend the credit agreement through March 31, 2003. Borrowings under the amended line of credit bear interest at the bank's prime rate plus 2%. Additionally, the line of credit was amended whereby the Company is required to maintain certain financial covenants, including minimum quarterly earnings or losses before income taxes, depreciation and amortization and minimum current and quick ratios, in addition to continuing to meet and maintain other covenants under the original terms of the agreement. The Company was in compliance with these covenants as of March 31, 2002.

6.  Shipping and Handling Fees

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

7.  Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations. "SFAS No. 141 improves the transparency of the accounting and reporting for business combinations by requiring that all business combinations be accounted for under a single method, the purchase method. This Statement is effective for all business combinations initiated after September 30, 2001.

In July 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets." This statement applies to intangibles and goodwill acquired after June 30, 2001, as well as goodwill and intangibles previously acquired. Under this statement goodwill as well as other intangibles are determined to have an infinite life and will no longer be amortized; however, these assets will be reviewed for impairment on a periodic basis. This statement is effective for the Company for its first quarter 2002.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Under this statement it is required that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company is currently evaluating the impact of this statement on its results of operations or financial position upon the adoption of SFAS No. 144.

In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible, long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for the fiscal years beginning after June 15, 2002. The Company believes the adoption of SFAS No. 143 will not have a material impact on its results of operations or financial position.

Important Factors Regarding Forward-Looking Statements

The Company may occasionally make forward-looking statements and estimates such as forecasts and projections of the Company's future performance or statements of management's plans and objectives. These forward-looking statements may be contained in SEC filings, press releases and oral statements, among others, made by the Company. Actual results could differ materially from those in such forward-looking statements. Therefore, no assurance can be given that the results in such forward-looking statements will be achieved. Important factors could cause the Company's actual results to differ from those contained in such forward-looking statements, including, among other things, the factors mentioned in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 on file with the U.S. Securities and Exchange Commission. The following discussion in Item 2 and disclosure in Item 3 below involve forward-looking statements.

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

Quarters Ended March 31, 2001 and March 31, 2002

Sales

During the three months ended March 31, 2002, the Company experienced slightly higher sales in comparison to the same quarter of 2001. Sales were $7,364,000 in the three months ended March 31, 2002, which is an increase of $211,000, or 3.0%, from sales of $7,153,000 in the three months ended March 31, 2001. Sales levels depend largely on the number of "house mailings," which are product offerings to existing customers, and "acquisition mailings," which are product offerings to potential new customers, and the response rates to these mailings. Catalog, Passport Wine Club, and Internet sales also contribute to total sales. Sales to existing customers increased $194,000 during the first quarter of 2002 as compared with the same period in 2001, resulting primarily from higher response rates to catalog mailings and a Huib Geerlings preferred mailing, a type of house mailing, as well as outbound telemarketing efforts the Company has been undertaking. Sales from e-commerce transactions, the majority of which were to existing customers, increased slightly from $1,181,000 in the first quarter of 2001 to $1,199,000 in the first quarter of 2002. Sales from the Passport Wine Club increased by $68,000 from $179,000 to $247,000 in the same quarter in 2002 due primarily to active telemarketing and direct mail campaigns designed to increase the number of club members. Sales resulting from acquisition mailings increased $89,000 during the first quarter of 2002 as compared to the same period in 2001. These increases were partially offset by lower delivery income of $45,000, lower membership revenue of $37,000 and no retail store sales as a result of closing of the Newbury Street store in Boston in February 2001, which had sales of $32,000 in the first quarter of 2001.

Sales of wine increased $265,000, or 4.0%, from $6,570,000 in the first quarter of 2001 to $6,835,000 in the first quarter of 2002 in markets (defined by the shipping region of each warehouse) in which the Company has operated for at least one year. The number of twelve-bottle equivalent cases ("cases"), exclusive of wine reservation sales, sold by the Company decreased slightly by 1,199, or 1.9%, from 61,898 in the three months ended March 31, 2001 to 60,699 in the three months ended March 31, 2002. The average case price, exclusive of wine reservation sales, increased by $6.92, from $105.64 in the three months ended March 31, 2001 to $112.56 in the three months ended March 31, 2002. The average number of cases purchased per customer order was 1.03 in the three months ended March 31, 2002 as compared to 1.18 in the first quarter of 2001.

Gross Profit

Gross profit as a percentage of sales increased from 52.9% in the three months ended March 31, 2001 to 54.1% in the three months ended March 31, 2002. Gross profit increased $199,000, or 5.3%, from $3,786,000 in the three months ended March 31, 2001 to $3,985,000 in the three months ended March 31, 2002. Gross profit attributable to wine sales increased $5.97 per case, or 11.4%, from $52.56 per case in the three months ended March 31, 2001 to $58.54 per case in the three months ended March 31, 2002. The increase in gross profit as a percentage of sales and on a per case basis resulted principally from improved purchasing and favorable exchange rates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $788,000, or 20.1%, from $3,924,000 in the three months ended March 31, 2001 to $4,712,000 in the three months ended March 31, 2002. As a percentage of sales, these expenses increased from 54.9% in the three months ended March 31, 2001 to 64.0% in the three months ended March 31, 2002. The most significant increase in selling, general and administrative expenses is attributable to a $465,000 increase in promotional costs resulting from developing and testing new promotional pieces, sending more acquisition and Passport Wine Club promotions and re-evaluating marketing strategies the Company had in place. An additional $245,000 of the selling, general and administrative expenses are attributable to compensation expenses, primarily for the new marketing personnel. Delivery expenses also increased by $77,000 in the first quarter of 2002 as compared to the first quarter of 2001 due to increased rates charged by UPS delivery service.

Interest

Interest expense decreased in the first quarter of 2002 to $22,991 from $42,275 in the first quarter of 2001 due to lower borrowings under the Company's credit facility. Interest income increased from $6,577 in the three months ended March 31, 2001 to $9,255 in the three months ended March 31, 2002 as a result of investing cash in overnight instruments.

Benefit from Income Taxes

The Company did not record a benefit from income taxes for the three months ended March 31, 2002, as well as 2001 due to the uncertainty of realizing any such benefit in the near future.

Liquidity and Capital Resources

The Company's primary working capital needs include purchases of inventory, advertising expenses related to the cost of acquisition mailings and other expenses associated with promoting sales. As of March 31, 2002, the Company had cash and cash equivalents totaling $2,086,879.

On April 13, 2000, the Company entered into a credit agreement with a bank, which agreement has been amended from time to time. Amounts borrowed under this facility are collateralized by substantially all of the assets of the Company, and the Company borrows working capital at the prime rate plus two percent. The Company is required to comply with certain financial covenants as part of the terms and conditions of the line of credit. The Company was in default under its credit agreement at the end of the fourth quarter of fiscal 2001 as a result of the Company's failure to meet certain financial covenants at the end of this quarter. The Company received a waiver from the bank for such period and for prior defaults for the second, third and fourth quarters of 2000. In connection with the waiver for the most recent period, the Company and the bank amended the credit agreement to provide for a reduction in the principal amount available for borrowing under the facility to $3.0 million and to extend the credit agreement through March 31, 2003. This amendment requires the Company to meet certain revised financial covenants, in addition to continuing to meet and maintain other covenants under the original terms of the agreement. The Company was in compliance with these covenants at March 31, 2002.

During the three months ended March 31, 2002, net cash of $654,000 was provided by operating activities, resulting principally from decreases in inventory and accounts receivable and increases in accounts payable. These were partially offset by an increase in prepaid mailings, deferred revenue, accrued expenses and by net losses.

The Company invested $24,000 in computer hardware and software and made payments of $1,924,000 on its line of credit during the three months ended March 31, 2002.

At December 31, 2001 and March 31, 2002, the Company had working capital of $7,966,000 and $7,292,000, respectively.

The Company's ability to make scheduled payments of principal of, or to pay the interest on, or to refinance, its indebtedness, or to fund planned capital expenditures will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. Based upon the current level of operations, the Company believes that cash flow from operations, available cash and financing available under its line of credit will be adequate to meet the Company's working capital needs until the expiration of its credit facility on March 31, 2003. Prior to such expiration, the Company will seek to extend the terms of its credit facility or obtain alternative sources of financing;

however, there can be no assurance that the Company will be able to extend the terms of its credit facility or obtain alternative sources of financing on commercially reasonable terms or at all.

Exchange Rates

The Company engages, from time to time, in foreign exchange forward contracts to reduce its exposure to currency fluctuations related to commitments for the purchases of inventories. The objective of these contracts is to neutralize the impact of foreign currency exchange rate movements on our operating results. The Company does not use derivative financial instruments for speculative or trading purposes. As of March 31, 2002, the Company had no foreign exchange forward contracts outstanding. At each balance sheet date, foreign exchange forward contracts are revalued based on the current market exchange rates. Resulting gains and losses are included in earnings or deferred as a component of other comprehensive income. These deferred gains or losses are recognized in income in the period in which the underlying anticipated transaction occurs. The Company does not anticipate any material adverse effect on its results of operations or cash flows resulting from the use of these instruments. However, it cannot assure that these strategies will be effective or that transaction losses can be minimized or forecasted accurately.

The Company has a foreign exchange line of credit with a bank that allows the Company to enter into forward currency exchange contracts of approximately $500,000 maturing on any one day for spot purchases and approximately $950,000 for forward contracts in a twelve-month, rolling period.

Critical Accounting Policies and Estimates

Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission, (the "SEC") recommended that all companies include in Management's Discussion and Analysis of Financial Condition and Operations ("MD&A") disclosure regarding critical accounting policies or methods used in the preparation of financial statements, prior to publication of final rules regarding disclosure of such policies. The Notes to the Financial Statements include a summary of the significant accounting policies and methods used in the preparation of our Financial Statements. The following is a brief discussion of the more significant accounting policies and methods used by the Company. In addition, Financial Reporting Release No. 61 was recently released by the SEC, which served to remind all companies to include in MD&A disclosure addressing, among other things, liquidity, off balance sheet arrangements, contractual obligations and commercial commitments.

The financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which require the Company to make estimates and assumptions. On an on-going basis, the Company evaluates its estimates related to allowance for obsolete and excess inventories. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Cost of direct advertising materials mailed to prospective customers are capitalized. These costs are expensed as advertising costs in relation to the revenues that are derived from the mailings. Revenue estimates are used to determine the cost recovery period of prepaid mailing costs in accordance with SOP93-7: Reporting on Advertising Costs. The Company amortizes these advertising costs for a period of three to five months depending on the type of promotion. Actual results may differ from these estimates under different assumptions or conditions.

Item 3:  Quantitative and Qualitative Disclosure about Market Risk

The following discussion about the Company's market risk involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements.

The Company is exposed to market risk related to foreign currency exchange rates. The Company does not use derivative financial instruments for speculative or trading purposes. The Company enters into foreign exchange forward contracts to reduce its exposure to currency fluctuations on vendor accounts payable denominated in foreign currencies. The objective of these contracts is to neutralize the impact of foreign currency exchange rate movements on the Company's operating results. The gains and losses on these contracts are included in earnings when the underlying foreign currency denominated transaction is recognized. Gains and losses related to these instruments for the quarters ended March 31, 2002 and March 31, 2001 were not material to the Company. As of March 31, 2002, the Company had no foreign exchange forward contracts outstanding. Looking forward, the Company does not anticipate any material adverse effect on its financial position, results of operations or cash flows resulting from the use of these instruments. However, there can be no assurance that these strategies will be effective or that transaction losses can be minimized or forecasted accurately.

PART II. OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  None

Item 5.  OTHER INFORMATION    None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

               10.1 Third Amendment to Credit Agreement and Related Agreements
                    Between Citizens Bank of Massachusetts, Geerlings and Wade, Inc. and Geerlings and Wade of Texas, Inc. dated March 26, 2002.

         (b) No reports on Form 8-K were filed during the three months ended March 31, 2002.

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

Dated: May 14, 2002

                                  EXHIBIT INDEX

Exhibit
Number        Document
------        --------
10.1          Third Amendment to Credit Agreement and Related Agreements Between
              Citizens Bank of Massachusetts, Geerlings and Wade, Inc. and
              Geerlings and Wade of Texas, Inc. dated March 26, 2002.