Form 10-Q
period 2002-06-30
GEERLINGS & WADE INC
filed 2002-08-14
CIK 922810

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

                               Yes |X|     No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

                   Par Value             Date             Number of Shares
                   ---------             ----             ----------------
Common Stock         $.01           August 14, 2002           3,879,450

                             GEERLINGS & WADE, INC.

                                      INDEX

                                                                           Page
                                                                           ----

PART I.     FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Balance Sheets as of December 31, 2001 and June 30, 2002
               (Unaudited) ................................................   3

            Statements of Operations for the Three Months and Six Months
               Ended June 30, 2001 and June 30, 2002 (Unaudited) ..........   4

            Statements of Cash Flows for the Six Months Ended June 30,
               2001 and June 30, 2002 (Unaudited) .........................   5

            Notes to Financial Statements .................................   6

   Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations ..................................   8

   Item 3.  Quantitative and Qualitative Disclosure about Market Risk .....  12

PART II.    OTHER INFORMATION

   Item 3.  Defaults Upon Senior Securities ...............................  13

   Item 4.  Submission of Matters to a Vote of Security Holders ...........  13

   Item 5.  Other Information .............................................  13

   Item 6.  Exhibits and Reports on Form 8-K ..............................  13

SIGNATURES ................................................................  15

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                             GEERLINGS & WADE, INC.
                                 BALANCE SHEETS
                                  (Unaudited)

                                                      December 31,             June 30,
                                                              2001                 2002
                                                       -----------           -----------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents ......................... $ 3,380,068           $ 2,178,040
   Accounts receivable ...............................   1,213,860               863,883
   Inventory .........................................   8,680,158             5,407,928
   Prepaid mailing costs .............................     122,515               295,606
   Prepaid expenses and other assets .................   1,050,572             1,005,469
                                                       -----------           -----------
      Total Current Assets ...........................  14,447,173             9,750,926
                                                       -----------           -----------

PROPERTY AND EQUIPMENT, AT COST ......................   2,379,435             2,354,250
   Less--Accumulated Depreciation ....................   1,765,464             1,929,113
                                                       -----------           -----------
                                                           613,971               425,137
                                                       -----------           -----------
Other Assets .........................................      93,030                93,539
                                                       -----------           -----------
                                                       $15,154,174           $10,269,602
                                                       ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Line of credit .................................... $ 2,250,000           $   914,182
   Accounts payable ..................................   1,772,280             1,695,135
   Current portion of deferred revenue ...............   1,407,336             1,320,773
   Accrued expenses ..................................   1,051,084               772,433
                                                       -----------           -----------
      Total Current Liabilities ......................   6,480,700             4,702,523
                                                       -----------           -----------
Deferred Revenue, less current revenue ...............     367,729               325,490
                                                       -----------           -----------

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value-
      Authorized-1,000,000 shares
      Outstanding-none                                          --                    --

   Common stock, $.01 par value-
      Authorized-10,000,000 shares-
      Issued and outstanding-3,870,113 and 3,879,450
      shares in 2001 and 2002, respectively ..........      38,701                38,795
   Additional paid-in capital ........................  10,128,580            10,136,027
   Retained deficit ..................................  (1,861,536)           (4,933,233)
                                                       -----------           -----------
      Total Stockholders' Equity .....................   8,305,745             5,241,589
                                                       -----------           -----------
                                                       $15,154,174           $10,269,602
                                                       ===========           ===========

   The accompanying notes are an integral part of these financial statements.

                             GEERLINGS & WADE, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                            Three Months Ended            Six Months Ended
                                                      June 30,       June 30,         June 30,        June 30,
                                                          2001           2002             2001            2002
                                                    ----------    -----------      -----------     -----------
Sales ............................................  $7,845,968    $ 6,208,117      $14,998,656     $13,572,547
Cost of Sales ....................................   3,560,964      2,859,509        6,928,137       6,239,097
                                                    ----------    -----------      -----------     -----------
Gross Profit .....................................   4,285,004      3,348,608        8,070,519       7,333,450
Selling, general and administrative expenses .....   4,379,594      5,654,448        8,303,445      10,367,215
                                                    ----------    -----------      -----------     -----------
Loss from operations .............................     (94,590)    (2,305,840)        (232,926)     (3,033,765)
Loss on disposal of fixed assets, net ............          --        (25,453)              --         (24,453)
Interest income ..................................       4,217          7,534           12,333          16,788
Interest expense .................................     (37,647)        (7,275)         (81,460)        (30,267)
                                                    ----------    -----------      -----------     -----------
Loss before income taxes .........................    (128,020)    (2,331,034)        (302,053)     (3,071,697)
Provision (benefit) for income taxes .............          --             --               --              --
                                                    ----------    -----------      -----------     -----------
Net loss .........................................  $ (128,020)    (2,331,034)     $  (302,053)    $(3,071,697)
                                                    ==========    ===========      ===========     ===========

Net loss per share
      Basic ......................................  $    (0.03)    $    (0.60)     $     (0.08)    $     (0.80)
                                                    ==========    ===========      ===========     ===========
      Diluted ....................................  $    (0.03)    $    (0.60)     $     (0.08)    $     (0.80)
                                                    ==========    ===========      ===========     ===========

Weighted average common and common
   equivalent shares outstanding
      Basic ......................................   3,863,068      3,879,450        3,863,068       3,879,450
                                                    ==========    ===========      ===========     ===========
      Diluted ....................................   3,863,068      3,879,450        3,863,068       3,879,450
                                                    ==========    ===========      ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                             GEERLINGS & WADE, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                      Six Months Ended
                                                                                June 30,            June 30,
                                                                                    2001                2002
                                                                              ----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss ................................................................. $ (302,053)        $(3,071,697)
   Adjustments to reconcile net loss to net cash used in
      operating activities --
         Depreciation and amortization ......................................    259,222             212,528
         Loss on disposition of fixed asset .................................         --              24,453
         Realized loss from exchange rate fluctuation .......................      4,480                  --
   Changes in operating assets and liabilities --
         Accounts receivable ................................................   (310,444)             349,977
         Inventory ..........................................................    913,119           3,272,230
         Prepaid mailing costs ..............................................   (136,452)           (173,091)
         Prepaid expenses ...................................................    (21,539)             42,818
         Other assets .......................................................      2,103                (508)
         Accounts payable ...................................................   (249,767)            (77,145)
         Deferred revenue ...................................................   (242,724)           (128,802)
         Accrued expenses ...................................................   (164,777)           (278,655)
                                                                              ----------         -----------
            Net cash provided by (used in) operating activities .............   (248,832)            172,108
                                                                              ----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment, net .................................    (65,289)            (46,859)
   Receipts from disposition of fixed assets ................................         --               1,000
                                                                                ---------         -----------
            Net cash used in investing activities ..........................    (65,289)            (45,859)
                                                                                ---------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Repayments under the line of credit ...................................   (425,000)         (3,844,177)
      Borrowings under the line of credit ...................................         --           2,508,360
      Issuance of shares under the Employee Stock Purchase Plan .............     12,479               7,540
                                                                               ---------         -----------
            Net cash used in financing activities ...........................   (412,521)         (1,328,277)
                                                                               ---------         -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS .....................................   (726,642)         (1,202,028)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..............................  1,872,267           3,380,068
                                                                               ---------         -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD .................................... $1,145,625         $ 2,178,040
                                                                              ==========         ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
   Income taxes paid ........................................................ $   23,100         $    29,600
                                                                              ==========         ===========
   Interest paid ............................................................ $   75,442         $    30,267
                                                                              ==========         ===========

   The accompanying notes are an integral part of these financial statements.

                          Notes to Financial Statements

1.   Basis of Presentation

The interim period information set forth in these financial statements is unaudited and may be subject to normal year-end adjustments. In the opinion of management, the information reflects all adjustments, which consist of normal recurring accruals that are considered necessary to present a fair statement of the results of operations of Geerlings & Wade, Inc. (the "Company") for the interim periods presented. The operating results for the six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2002.

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

2.   Basic and Diluted Net Income Per Common Share

The Company applies the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share, which establishes standards for computing and presenting earnings per share. For the quarters ended June 30, 2001 and June 30, 2002 options to purchase a total of 343,099 and 346,863 common shares, respectively, have been excluded from the calculation of diluted earnings per share. For the six months ended June 30, 2001 and June 30, 2002 options to purchase a total of 343,099 and 346,863 common shares, respectively, have been excluded from the calculation of diluted earnings per share. These shares are considered antidilutive as the Company recorded a loss for each of the quarters.

3.   Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company did not have any components of comprehensive income (loss) for the six months ended June 30, 2001 and June 30, 2002.

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

As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, the Company hedges certain significant purchase commitments of inventory denominated in foreign currencies. Forward foreign exchange contracts are used to hedge these exposures. These foreign exchange contracts are entered into in the normal course of business, and accordingly, are not speculative in nature. The Company does not hold or transact in financial instruments for purposes other than risk management.

The Company records its foreign currency exchange contracts at fair value in its balance sheet and the related gains or losses on these hedge contracts are recognized in earnings. Gains and losses resulting from the impact of currency exchange rate movements on forward foreign exchange contracts are designated to offset certain purchase commitments and are recognized as other income or expense in the period in which the exchange rates change and offset the foreign currency losses and gains on the underlying exposures being hedged. The gains and losses resulting from the impact of currency rate movements on forward currency exchange contracts are recognized in other comprehensive income for this portion of the hedge. At June 30, 2002, the Company had no hedges.

5.   Line of Credit

On April 13, 2000, the Company entered into a two-year credit agreement with a bank that allowed the Company to borrow the lesser of $5,000,000 or 50% of certain inventories, as defined in the agreement. Substantially all of the assets of the Company are pledged as collateral under this credit facility. As of December 31, 2001 and June 30, 2002, the Company had $2,250,000 and $914,182,
respectively, outstanding under the line of credit. In 2001, the borrowings under the line of credit bore interest at the bank's prime rate. The Company was required to maintain certain financial covenants, including a minimum consolidated debt service ratio and a minimum consolidated leverage ratio. The Company was not in compliance with the minimum consolidated debt service ratio at the end of the fourth quarter of fiscal 2001.

On March 26, 2002, in connection with a waiver for the default resulting from such non-compliance, the Company and its bank amended the credit agreement to reduce the principal amount available for borrowing under the facility to $3,000,000 and to extend the credit agreement through March 31, 2003. Borrowings under the amended line of credit bear interest at the bank's prime rate plus 2%. Additionally, the line of credit was amended whereby the Company is required to maintain certain financial covenants, including minimum quarterly earnings or losses before income taxes, depreciation and amortization and minimum current and quick ratios, in addition to continuing to meet and maintain other covenants under the original terms of the agreement. The Company was not in compliance with these covenants as of June 30, 2002.

The Company is negotiating with its lender to obtain a waiver of the default and an amendment to its line of credit that would establish new financial covenants based on revised financial forecasts. At the request of its lender, the Company has engaged a turnaround consultant to assist the Company in determining the feasibility of revised financial forecasts that would form the basis for an amendment and in identifying cost savings. There can be no assurance that the Company will be able to obtain a waiver and an amendment on acceptable terms or at all. If the Company is unsuccessful in obtaining a waiver and an amendment or alternative financing, there is a substantial risk that the Company cannot continue as a going concern.

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

Quarters Ended June 30, 2001 and June 30, 2002

Sales

During the three months ended June 30, 2002, the Company experienced lower sales in comparison to the same quarter of 2001. Sales were $6,208,000 in the three months ended June 30, 2002, which is a decrease of $1,638,000, or 20.9%, from sales of $7,846,000 in the three months ended June 30, 2001 due primarily to lower response rates to house mailings. Sales of wine decreased $1,533,000, or 21.0%, from $7,294,000 in the second quarter of 2001 to $5,761,000 in the second quarter of 2002 in markets (defined by the shipping region of each warehouse) in which the Company has operated for at least one year. The number of twelve-bottle equivalent cases ("cases"), exclusive of wine reservation sales, sold by the Company decreased by 17,794, or 25.9%, from 68,713 in the three months ended June 30, 2001 to 50,919 in the three months ended June 30, 2002. Sales levels depend largely on the number of "house mailings," which are product offerings to existing customers, and "acquisition mailings," which are product offerings to potential new customers, and the response rates to these mailings. Sales from catalogs, mailed to existing customers, and Passport Wine Club mailings, mailed to new or prior customers who have not ordered recently, also contribute to total sales. Sales to existing customers, exclusive of Passport Wine Club sales, decreased $1,659,000 during the second quarter of 2002 as compared with the same period in 2001, resulting primarily from lower response rates to house mailings. Sales resulting from acquisition mailings and new customer acquisition channels decreased $172,000 during the second quarter of 2002 as compared to the same period in 2001 mostly due to a 38% reduction in acquisition mailings. These decreases were partially offset by sales from the Passport Wine Club, which increased by $193,000 from $132,000 to $325,000 in the same quarter in 2002 due primarily to active telemarketing and direct mail campaigns designed to increase the number of club members.

Gross Profit

Gross profit as a percentage of sales decreased from 54.6% in the three months ended June 30, 2001 to 53.9% in the three months ended June 30, 2002. Gross profit decreased $936,000, or 21.9%, from $4,285,000 in the three months ended June 30, 2001 to $3,349,000 in the three months ended June 30, 2002. Gross profit attributable to wine sales increased $4.90 per case, or 8.7%, from $56.10 per case in the three months ended June 30, 2001 to $61.00 per case in the three months ended June 30, 2002. The decrease in gross profit as a percentage of sales resulted principally from unfavorable exchange rates and certain price discounts offered during the quarter ended June 30, 2002. The increase in gross profit on a per case basis resulted from selling more cases of higher priced wines as part the Passport Wine Club program.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $1,274,000, or 29.1%, from $4,380,000 in the three months ended June 30, 2001 to $5,654,000 in the three months ended June 30, 2002. As a percentage of sales, these expenses increased from 55.8% in the three months ended June 30, 2001 to 91.1% in the three months ended June 30, 2002. The most significant increase in selling, general and administrative expenses is attributable to a $1,236,000 increase in promotional costs resulting primarily from the Company's efforts to find more effective marketing strategies and tactics to increase sales. These promotional expenses included costs for developing and testing new promotional pieces, sending more Passport Wine Club promotions to acquire new customers, consulting fees and public relation expense. An additional $168,000 of the selling, general and administrative expenses are attributable to compensation expenses, primarily for new marketing personnel. Delivery expenses also increased by $11,000 in the second quarter of 2002 as compared to the second quarter of 2001 resulting from shipping 2-bottle packages to fulfill Passport Wine Club orders and premium offers.

Loss on Disposal of Fixed Assets

The Company recorded a loss on disposal of fixed assets of $25,000 for the three months ended June 30, 2002 as a result of retiring software that had not been fully depreciated.

Interest

Interest expense decreased in the second quarter of 2002 to $7,000 from $38,000 in the second quarter of 2001, due to lower borrowings under the Company's credit facility. Interest income increased slightly from $4,000 in the three months ended June 30, 2001 to $8,000 in the three months ended June 30, 2002.

Six-Month Periods Ended June 30, 2001 and June 30, 2002

Sales

Sales were $13,573,000 in the six months ended June 30, 2002, which is a decrease of $1,426,000, or 9.5%, from sales of $14,999,000 in the six months ended June 30, 2001 due primarily to weaker response rates to house mailings especially during the three months ended June 30, 2002. Sales of wine decreased $1,268,000, or 9.1%, from $13,863,000 in the six months ended June 30, 2001 to
$12,596,000 in the six months ended June 30, 2002 in markets (defined by the shipping region of each warehouse) in which the Company has operated for at least one year. The number of cases, exclusive of wine reservation sales, sold by the Company decreased by 18,993, or 14.5%, from 130,611 in the six months ended June 30, 2001 to 111,618 in the six months ended June 30, 2002. During the six months ended June 30, 2002, sales to existing customers, exclusive of Passport Wine Club sales, decreased $1,609,000 as compared with the same period in 2001, resulting primarily from lower response rates to house mailings and a reduction in the number of mailings. Sales resulting from acquisition mailings and new customer acquisition channels decreased $78,000 during the six months ended June 30, 2002 as compared to the same period in 2001 due to mailing fewer acquisition pieces. These decreases were partially offset by sales from the Passport Wine Club, which increased by $261,000 from $311,000 during the six months ending June 30, 2001 to $572,000 in the same six-month period in 2002 due primarily to active telemarketing and direct mail campaigns designed to increase the number of club members.

Gross Profit

Gross profit decreased $738,000, or 9.1%, from $8,071,000 in the six months ended June 30, 2001 to $7,333,000 in the six months ended June 30, 2002 due to lower sales. Gross profit as a percentage of sales increased from 53.8% in the six months ended June 30, 2001 to 54.0% in the six months ended June 30, 2002. Gross profit attributable to wine sales increased $3.24 per case, or 5.7%, from $56.42 per case in the six months ended June 30, 2001 to $59.66 per case in the six months ended June 30, 2002. The increase in gross profit as a percentage of sales and average gross profit per case resulted from continued improvement in purchasing and favorable exchanges rates experienced during the first three months of 2002.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $2,064,000, or 24.9%, from $8,303,000 in the six months ended June 30, 2001 to $10,367,000 in the six months ended June 30, 2002. As a percentage of sales, these expenses increased from 55.4% in the six months ended June 30, 2001 to 76.4% in the six months ended June 30, 2002. The net increase in selling, general and administrative expenses is largely attributable to a $1,701,000 increase in promotional costs resulting from developing and testing new promotional pieces, sending more acquisition and Passport Wine Club promotions and re-evaluating marketing strategies the Company had in place. An additional $275,000 of the selling, general and administrative expenses is attributable to compensation expenses, primarily for new marketing personnel. Delivery expenses also increased by $88,000 in the six months ended June 30, 2002 as compared to the six months ended June 30, 2001 resulting from shipping 2-bottle packages to fulfill Passport Wine Club orders, mailing promotional premiums to customers and increased rates charged by delivery services.

Loss on Disposal of Fixed Assets

The Company recorded a net loss on disposal of fixed assets of $24,000 for the six months ended June 30, 2002 as a result of retiring software that had not been fully depreciated and selling another asset for a $1,000 gain.

Interest

Interest expense decreased from $81,000 in the six months ended June 30, 2001 to $30,000 in the six months ended June 30, 2002 as a result of lower borrowings under the Company's line of credit during the first and second quarters of 2002 versus the same period of 2001. Interest income increased from $12,000 for the six months ended June 30, 2001 to $17,000 in the six months ended June 30, 2002 as a result of investing cash in overnight and municipal investments.

Liquidity and Capital Resources

The Company's primary working capital needs include purchases of inventory, advertising expenses related to the cost of acquisition mailings and other expenses associated with promoting sales. As of June 30, 2002, the Company had cash and cash equivalents totaling $2,178,000.

On April 13, 2000, the Company entered into a credit agreement with a bank, which agreement has been amended from time to time. Amounts borrowed under this facility are collateralized by substantially all of the assets of the Company, and the Company borrows working capital at the prime rate plus two percent. The Company is required to comply with certain financial covenants as part of the terms and conditions of the line of credit. The Company was in default under its credit agreement at the end of the fourth quarter of fiscal 2001 as a result of the Company's failure to meet certain financial covenants at the end of this quarter. The Company received a waiver from the bank for such period and for prior defaults. In connection with the waiver for the fourth quarter of 2001, the Company and the bank amended the credit agreement to provide for a reduction in the principal amount available for borrowing under the facility from the lesser of $5.0 million or 50% of certain inventories to $3.0 million and to extend the credit agreement through March 31, 2003. This amendment requires the Company to meet certain revised financial covenants, in addition to continuing to meet and maintain other covenants under the original terms of the agreement. The Company was not in compliance with certain financial covenants, including minimum quarterly earnings or losses before income taxes, depreciation and amortization and minimum current and quick ratios at June 30, 2002. The Company is negotiating with its lender to obtain a waiver of the default and an amendment to its line of credit that would establish new financial covenants based on revised financial forecasts. At the request of its lender, the Company has engaged a turnaround consultant to assist the Company in determining the feasibility of revised financial forecasts that would form the basis for an amendment and in identifying cost savings. There can be no assurance that the Company will be able to obtain a waiver and an amendment on acceptable terms or at all. If the Company is unsuccessful in obtaining a waiver and an amendment or alternative financing, there is a substantial risk the Company cannot continue as a going concern.

During the six months ended June 30, 2002, net cash of $172,000 was provided by operating activities, resulting principally from decreases in inventory and accounts receivable. These were partially offset by an increase in prepaid mailings, deferred revenue, accrued expenses and by net losses.

The Company invested $47,000 in computer hardware and software and made net payments of $1,336,000 on its line of credit during the six months ended June 30, 2002.

At December 31, 2001 and June 30, 2002, the Company had working capital of $7,966,000 and $5,048,000, respectively.

As described above, the Company is in default under the terms of its credit facility. Even if the Company is able to obtain a waiver of default and an amendment of certain financial covenants, the Company's ability to make scheduled payments of principal of, or to pay the interest on, or to refinance, its indebtedness, or to fund planned capital expenditures will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. Provided the default is waived and an amendment is obtained prior to the expiration of its line of credit on March 31, 2003, the Company may seek to extend the terms of its credit facility. In the alternative, the

Company may seek to obtain other sources of financing. There can be no assurance that the Company will be able to obtain a waiver of its default, amend the terms of its credit facility, extend the terms of its credit facility or obtain alternative sources of financing on commercially reasonable terms or at all.

Exchange Rates

The Company engages, from time to time, in foreign exchange forward contracts to reduce its exposure to currency fluctuations related to commitments for the purchases of inventories. The objective of these contracts is to neutralize the impact of foreign currency exchange rate movements on our operating results. The Company does not use derivative financial instruments for speculative or trading purposes. As of June 30, 2002, the Company had no foreign exchange forward contracts outstanding. At each balance sheet date, foreign exchange forward contracts are revalued based on the current market exchange rates. Resulting gains and losses are included in earnings or deferred as a component of other comprehensive income. These deferred gains or losses are recognized in income in the period in which the underlying anticipated transaction occurs. The Company does not anticipate any material adverse effect on its results of operations or cash flows resulting from the use of these instruments. However, it cannot guarantee that these strategies will be effective or that transaction losses can be minimized or forecasted accurately.

The Company has a foreign exchange line of credit with a bank that allows the Company to enter into forward currency exchange contracts of approximately $500,000 maturing on any one day for spot purchases and approximately $950,000 for forward contracts in a twelve-month, rolling period.

Critical Accounting Policies and Estimates

In SEC Release Nos. 33-8098, 34-45907, the Securities and Exchange Commission, (the "SEC") proposed amendments to its rules, which would require companies to include in Management's Discussion and Analysis of Financial Condition and Operations ("MD&A") disclosure regarding critical accounting policies or methods used in the preparation of financial statements, disclosure of critical accounting estimates used by a company in applying its accounting policies and information concerning the initial adoption of certain accounting policies that have a material impact on a company's financial presentation. The Notes to the Financial Statements include a summary of the significant accounting policies and methods used in the preparation of our Financial Statements. The following is a brief discussion of the more significant accounting policies and methods used by the Company. In addition, Financial Reporting Release No. 61, released by the SEC, reminds all companies to include in MD&A disclosure addressing, among other things, liquidity, off balance sheet arrangements, contractual obligations and commercial commitments.

The financial statements contained in this report are prepared in accordance with accounting principles generally accepted in the U.S., which require the Company to make estimates and assumptions. On an on-going basis, the Company evaluates its estimates related to allowance for obsolete and excess inventories. Management bases its estimates and judgments on historical experience and on various other factors (such as the turn rate of particular products and if specific products have been offered in promotions) that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

The cost of direct advertising materials mailed to prospective customers is capitalized. These costs are expensed as advertising costs in relation to the revenues that are derived from the mailings. Revenue estimates are used to determine the cost recovery period of prepaid mailing costs in accordance with SOP93-7: Reporting on Advertising Costs. The Company amortizes these advertising costs for a period of three to five months depending on the type of promotion. Actual results may differ from these estimates under different assumptions or conditions.

Item 3:   Quantitative and Qualitative Disclosure about Market Risk

The following discussion about the Company's market risk involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements.

The Company is exposed to market risk related to foreign currency exchange rates. The Company does not use derivative financial instruments for speculative or trading purposes. The Company enters into foreign exchange forward contracts to reduce its exposure to currency fluctuations on vendor accounts payable denominated in foreign currencies. The objective of these contracts is to neutralize the impact of foreign currency exchange rate movements on the Company's operating results. The gains and losses on these contracts are included in earnings when the underlying foreign currency denominated transaction is recognized. Gains and losses related to these instruments for the quarters ended June 30, 2002 and June 30, 2001 were not material to the Company. As of June 30, 2002, the Company had no foreign exchange forward contracts outstanding. Looking forward, the Company does not anticipate any material adverse effect on its financial position, results of operations or cash flows resulting from the use of these instruments. However, there can be no assurance that these strategies will be effective or that transaction losses can be minimized or forecasted accurately.

PART II. OTHER INFORMATION

Item 3.  DEFAULTS UPON SENIOR SECURITIES

The Company may borrow up to $3,000,000 under its credit facility with a bank. Under the terms of the facility, the Company is required to meet and/or maintain certain financial covenants, including minimum quarterly earnings or losses before income taxes, depreciation and amortization and minimum current and quick ratios, in addition to continuing to meet and maintain other covenants. The Company was not in compliance with certain financial covenants, including minimum quarterly earnings or losses before income taxes, depreciation and amortization and minimum current and quick ratios at June 30, 2002 and as a result is in default under the terms of the facility.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a)  The Company held its annual meeting on May 7, 2002.
     (b) At the annual meeting, stockholders elected each of Mr. James C. Curvey and Mr. John J. Remondi as a director. Messrs. Huib Geerlings, John Connors and Robert L. Webb continued serving their terms of office as directors after the annual meeting.
     (c)  Result of annual meeting votes:

Proposal                                   For       Against   Withheld     Abstentions
--------                                   ---       -------   --------     -----------
To elect as director James C. Curvey    3,536,709              221,940

To elect as director John J. Remondi    3,536,709              221,940


In light of circumstances facing Arthur Andersen LLP, stockholders approved a motion to indefinitely postpone the vote regarding the ratification of the appointment of Arthur Andersen LLP as independent auditors of the Company.

Item 5.  OTHER INFORMATION

         On July 1, 2002, Mr. Huib Geerlings was appointed President and Chief Executive Officer of the Company.

         The Board of Directors, upon the recommendation of its Audit Committee, dismissed Arthur Andersen LLP as the Company's independent public accountants, effective as of July 1, 2002, as previously reported on a Current Report on Form 8-K filed July 3, 2002.

         BDO Seidman LLP has been engaged as the Company's independent public accountants for the fiscal year ending December 31, 2002, as previously reported on a Current Report on Form 8-K filed August 13, 2002.

         Accompanying this Quarterly Report on Form 10-Q are the certificates of the Chief Executive Officer and Chief Financial Officer required by
         Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, copies of which are furnished as exhibits to this report.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

          10.1 Letter Agreement by and between the Company and David R. Pearce dated July 2, 2002.*

          99.1 Certification of Huib E. Geerlings, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 14, 2002.

          99.2 Certification of David R. Pearce, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 14, 2002.

--------------------------
* Management contract.

     (b) As the Company reported on a Current Report on Form 8-K, filed July 3, 2002, the Company's Board of Directors dismissed Arthur Andersen, LLP as the Company's independent public accountants, effective July 1, 2002. As the Company reported on a Current Report on Form 8-K, filed August 13, 2002, the Company engaged BDO Seidman as its independent public accountants.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             GEERLINGS & WADE, INC.
                             (Registrant)

                             By:   /s/ Huib Geerlings
                             ---------------------------------------------
                             Name:  Huib Geerlings
                             Title: President and Chief Executive Officer

                             By:   /s/ David R. Pearce
                             ---------------------------------------------
                             Name:  David R. Pearce
                             Title: Chief Financial Officer

Dated: August 14, 2002

                                  EXHIBIT INDEX

Exhibit
Number    Document
-------   --------
 10.1 Letter Agreement by and between the Company and David R. Pearce dated July 2, 2002.*

 99.1     Certification of Huib E. Geerlings, pursuant to
          Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 14, 2002.

 99.2     Certification of David R. Pearce, pursuant to Section
          1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley
          Act of 2002, dated August 14, 2002.

-------------
* Management contract.