Form 10-Q
period 2002-09-30
GEERLINGS & WADE INC
filed 2002-11-15
CIK 922810

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                                       OR

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

                                 Yes [X] No [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [_] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

                        Par Value           Date               Number of Shares
                        ---------           ----               ----------------
Common Stock              $.01          November 14, 2002          3,879,450

                            GEERLINGS & WADE, INC.
                                      INDEX

                                                                                             Page
                                                                                             ----
PART I.      FINANCIAL INFORMATION

   Item 1.   Financial Statements

             Balance Sheet as of December 31, 2001 and September 30, 2002 (Unaudited) ...      3

             Statements of Operations for the Three Months and Nine Months Ended
             September 30, 2001 and September 30, 2002 (Unaudited) ......................      4

             Statements of Cash Flows for the Nine Months Ended September 30, 2001
             and September 30, 2002 (Unaudited) .........................................      5

             Notes to Financial Statements ..............................................      6

   Item 2.   Management's Discussion and Analysis of Financial Condition and Results
             of Operations ..............................................................      8

   Item 3.   Quantitative and Qualitative Disclosure about Market Risk ..................     14

   Item 4.   Controls and Procedures ....................................................     14

PART II.     OTHER INFORMATION

   Item 3.   Defaults Upon Senior Securities ............................................     15

   Item 5.   Other Information ..........................................................     15

   Item 6.   Exhibits and Reports on Form 8-K ...........................................     15

SIGNATURES ..............................................................................     16

Certifications ..........................................................................     17

                          PART I. FINANCIAL INFORMATION

Item  1.  Financial Statements

                             GEERLINGS & WADE, INC.
                                  BALANCE SHEET
                                   (Unaudited)

                                                               December 31,      September 30,
                                                                       2001               2002
                                                                       ----               ----
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                 $  3,380,068     $    2,159,856
     Accounts receivable                                          1,213,860          1,324,821
     Inventory                                                    8,680,158          6,853,772
     Prepaid mailing costs                                          122,515             78,596
     Prepaid expenses and other assets                            1,050,572          1,014,020
                                                               ------------     --------------
          Total Current Assets                                   14,447,173         11,431,065
                                                               ------------     --------------

PROPERTY AND EQUIPMENT, AT COST                                   2,379,435          2,361,062
     Less--Accumulated Depreciation                               1,765,464          1,983,642
                                                               ------------     --------------
                                                                    613,971            377,420
                                                               ------------     --------------

Other Assets                                                         93,030             92,539
                                                               ------------     --------------

                                                               $ 15,154,174     $   11,901,024
                                                               ============     ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Line of credit                                            $  2,250,000     $      504,430
     Accounts payable                                             1,772,280          3,914,560
     Current portion of deferred revenue                          1,407,336          1,257,619
     Accrued expenses                                             1,051,084            698,333
                                                               ------------     --------------

          Total Current Liabilities                               6,480,700          6,374,942
                                                               ------------     --------------

Deferred Revenue, less current revenue                              367,729            283,358
                                                               ------------     --------------

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value -
      Authorized-1,000,000 shares
      Outstanding-none                                                  --                  --
     Common stock, $.01 par value-
      Authorized-10,000,000 shares-
      Issued and outstanding-3,870,113 and 3,879,450 shares
      in 2001 and 2002, respectively                                 38,701             38,795
     Additional paid-in capital                                  10,128,580         10,136,027
     Retained deficit                                            (1,861,536)        (4,932,098)
                                                               ------------     --------------

            Total Stockholders' Equity                            8,305,745          5,242,724
                                                               ------------     --------------

                                                               $ 15,154,174     $   11,901,024
                                                               ============     ==============

   The accompanying notes are an integral part of these financial statements.

                             GEERLINGS & WADE, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          Three Months Ended               Nine Months Ended
                                                      September 30,   September 30,   September 30,   September 30,
                                                          2001            2002            2001            2002
                                                          ----            ----            ----            ----
Sales                                                 $ 6,901,118     $ 6,032,529     $21,899,774     $19,605,076

Cost of Sales                                           3,074,154       2,711,086      10,002,292       8,950,183
                                                      -----------     -----------     -----------     -----------

Gross Profit                                            3,826,964       3,321,443      11,897,482      10,654,893

Selling, general and administrative expenses            4,096,372       3,308,097      12,399,816      13,675,313
                                                      -----------     -----------     -----------     -----------

Income (Loss) from operations                            (269,408)         13,346        (502,334)     (3,020,420)

Loss on disposal of fixed asset                                --              --              --          24,453

Interest income                                             3,750           7,631          16,083          24,420

Interest expense                                          (27,213)        (19,843)       (108,673)        (50,110)
                                                      -----------     -----------     -----------     -----------

Income (Loss) before income taxes                        (292,871)          1,134        (594,924)     (3,070,563)

Provision for income taxes                                     --              --              --              --
                                                      -----------     -----------     -----------     -----------
Net income (loss)                                     $  (292,871)    $     1,134     $  (594,924)    $(3,070,563)
                                                      ===========     ===========     ===========     ===========
Net income (loss) per share

Basic                                                 $     (0.08)    $      0.00     $     (0.15)    $     (0.80)
                                                      ===========     ===========     ===========     ===========
Diluted                                               $     (0.08)    $      0.00     $     (0.15)    $     (0.80)
                                                      ===========     ===========     ===========     ===========
Weighted average common shares and common
   equivalents outstanding

Basic                                                   3,863,396       3,879,450       3,860,829       3,873,328
                                                      ===========     ===========     ===========     ===========
Diluted                                                 3,863,396       3,879,450       3,860,829       3,873,328
                                                      ===========     ===========     ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                             GEERLINGS & WADE, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                   Nine Months Ended
                                                                            September 30,       September 30,
                                                                                    2001                2002
                                                                           -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                                                 $   (594,924)      $  (3,070,563)
   Adjustments to reconcile net loss to net cash used in
       operating activities --
         Depreciation and amortization                                           367,864             267,247
         Loss on disposition of fixed asset                                          ---              24,453
   Changes in current assets and liabilities --
         Accounts receivable                                                    (697,024)           (110,961)
         Inventory                                                               979,516           1,826,386
         Prepaid mailing costs                                                  (658,146)             43,919
         Prepaid expenses                                                       (104,168)             34,075
         Accounts payable                                                        500,335           2,142,280
         Deferred revenue                                                       (228,110)           (234,088)
         Accrued expenses                                                       (437,091)           (352,751)
                                                                          --------------       -------------
             Net cash used in (provided by) operating activities                (871,748)            569,997
                                                                          --------------       -------------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment, net                                     (179,131)            (53,671)
   Receipt from disposition of fixed assets                                          ---               1,000
   Change in other assets                                                          2,346                 492
                                                                          --------------       -------------
             Net cash used in investing activities                              (176,785)            (52,179)
                                                                          --------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under the line of credit                                         1,000,000           4,455,832
   Repayments under the line of credit                                          (425,000)         (6,201,402)
   Issuance of shares under the Employee Stock Purchase Plan                      12,479               7,540
                                                                          --------------       -------------
             Net cash provided by (used in) financing activities                 587,479          (1,738,030)
                                                                          --------------       -------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                         (461,054)         (1,220,212)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 1,872,267           3,380,068
                                                                          --------------       -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $    1,411,213       $   2,159,856
                                                                          ==============       =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

   Income taxes paid                                                      $       23,100       $      29,600
                                                                          ==============       =============
   Interest paid                                                          $      108,673       $      50,110
                                                                          ==============       =============


   The accompanying notes are an integral part of these financial statements.

                          Notes to Financial Statements

1.       Basis of Presentation

The interim period information set forth in these financial statements is unaudited and may be subject to normal year-end adjustments. In the opinion of management, the information reflects all adjustments, which consist of normal recurring accruals that are considered necessary to present a fair statement of the results of operations of Geerlings & Wade, Inc. (the "Company") for the interim periods presented. The operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2002.

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

2.       Basic and Diluted Net Income Per Common Share

The Company applies the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share, which establishes standards for computing and presenting earnings per share. For the quarters ended September 30, 2001 and September 30, 2002 options to purchase a total of 319,141 and 341,863 common shares, respectively, have been excluded from the calculation of diluted earnings per share. For the nine months ended September 30, 2001 and September 30, 2002 options to purchase a total of 319,141 and 341,863 common shares, respectively, have been excluded from the calculation of diluted earnings per share. These shares for the nine months ended September 30, 2001 and September 30, 2002 and the three months ended September 30, 2001 are considered antidilutive as the Company recorded a loss for each of these reporting periods. The shares for the three months ended September 30, 2002 are considered antidilutive as the average price of the shares during the three months was below all option exercise prices.

3.       Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company did not have any components of comprehensive income (loss) for the nine months ended September 30, 2001 and September 30, 2002.

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

The Company records its foreign currency exchange contracts at fair value in its balance sheet and the related gains or losses on these hedge contracts are recognized in earnings. Gains and losses resulting from the impact of currency exchange rate movements on forward foreign exchange contracts are designated to offset certain purchase commitments and are recognized as other income or expense in the period in which the exchange rates change and offset the foreign currency losses and gains on the underlying exposures being hedged. The gains and losses resulting from the impact of currency rate movements on forward currency exchange contracts are recognized in other comprehensive income for this portion of the hedge. At September 30, 2002, the Company had no hedges.

5.       Line of Credit

On April 13, 2000, the Company entered into a two-year credit agreement with a bank that allowed the Company to borrow the lesser of $5,000,000 or 50% of certain inventories, as defined in the agreement. Substantially all of the assets of the Company are pledged as collateral under this credit facility. As of December 31, 2001 and September 30, 2002, the Company had $2,250,000 and $504,430, respectively, outstanding under the line of credit. In 2001, the borrowings under the line of credit bore interest at the bank's prime rate. The Company was required to maintain certain financial covenants, including a minimum consolidated debt service ratio and a minimum consolidated leverage ratio. The Company was not in compliance with the minimum consolidated debt service ratio at the end of the fourth quarter of fiscal 2001.

On March 26, 2002, in connection with a waiver for the default resulting from such non-compliance, the Company and its bank amended the credit agreement to reduce the principal amount available for borrowing under the facility to $3,000,000 and to extend the credit agreement through March 31, 2003. Borrowings under the amended line of credit bear interest at the bank's prime rate plus 2%. Additionally, the line of credit was amended whereby the Company is required to maintain certain financial covenants, including minimum quarterly earnings or losses before income taxes, depreciation and amortization and minimum current and quick ratios, in addition to continuing to meet and maintain other covenants under the original terms of the agreement. The Company was not in compliance with the minimum quarterly earnings or losses before income taxes, depreciation and amortization and minimum current and quick ratios covenants as of June 30, 2002 and not in compliance with the minimum quarterly earnings or losses before income taxes, depreciation and amortization and the minimum current ratio covenant as of September 30, 2002. Due to the closure of the Company's Texas facility, the Company is also in violation of certain other terms of the credit agreement.

The Company and the bank are in the process of negotiating a waiver of the defaults and an amendment to the Company's line of credit that requires repayment of the outstanding balance by December 27, 2002. The Company expects to have sufficient cash flow to repay its line of credit in full pursuant to the proposed repayment schedule. Under the terms of the proposed waiver and amendment the credit agreement would terminate on December 27, 2002. As a result, the Company is evaluating alternative financing proposals from other lenders to replace its line of credit. In the event the Company does not secure a replacement line of credit, the Company believes that due to its planned reduction of product purchases in 2003 and projected cash flow, barring a severe downturn from expected sales levels, it has adequate cash to pursue its 2003 plan without making significant business adjustments.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Geerlings & Wade is a direct marketer and Internet retailer of premium wines and wine-related merchandise to retail consumers. The Company currently maintains licensed facilities in fifteen states. The Company discontinued operations in Texas during October 2002 due to poor economics of operating in the state. Federal, state and local laws strictly govern the sale of wine in each market served by the Company.

Three Months Ended September 30, 2001 and September 30, 2002

Sales

During the three months ended September 30, 2002, the Company experienced lower sales in comparison to the same quarter of 2001. Sales were $6,032,000 in the three months ended September 30, 2002, which is a decrease of $869,000, or 12.6%, from sales of $6,901,000 in the three months ended September 30, 2001 due primarily to reduced circulation of mailings to fewer active customers. The Company has acquired fewer customers in 2001 and 2002 than it did in 1999 and 2000, and consequently has not kept its active customer base at the level it was during the third quarter of 2001. Sales of wine decreased $785,000, or 12.4%, from $6,355,000 in the third quarter of 2001 to $5,570,000 in the third quarter of 2002 in markets (defined by the shipping region of each warehouse) in which the Company has operated for at least one year. The number of twelve-bottle equivalent cases ("cases"), exclusive of wine reservation sales, sold by the Company decreased by 9,630, or 16.2%, from 59,413 in the three months ended September 30, 2001 to 49,782 in the three months ended September 30, 2002. Sales levels depend largely on the number of "house mailings," which are product offerings to existing customers, and "acquisition promotions," which are product offerings to potential new customers, and the response rates to these promotions. Sales from catalogs, mailed to existing customers, and Passport Wine Club mailings, mailed to new or prior customers who have not ordered recently, also contribute to total sales. The Company did not mail any Passport Wine Club promotions during the third quarter of 2001 or 2002. Sales to existing customers, exclusive of Passport Wine Club sales, decreased $965,000 during the third quarter of 2002 as compared with the same period in 2001, resulting primarily from sending 54% fewer pieces of mail to existing customers and to having fewer active customers. The Company reduced mail circulation to existing and prospective customers by eliminating certain promotions to unprofitable customer segments and by changing its customer acquisition program to a more efficient and economical one during the three months ended September 30, 2002. Sales resulting from acquisition mailings and new customer acquisition channels decreased $245,000 during the third quarter of 2002 as compared to the same period in 2001 mostly due to a reduction in the number of acquisition promotions. These decreases were partially offset by sales from the Passport Wine Club, which increased by $270,000 from $113,000 to $383,000 in the same quarter in 2002 due primarily to active telemarketing and direct mail campaigns conducted during the first half of 2002.

Gross Profit

Gross profit as a percentage of sales decreased from 55.5% in the three months ended September 30, 2001 to 55.1% in the three months ended September 30, 2002. Gross profit decreased $506,000, or 13.2%, from $3,827,000 in the three months ended September 30, 2001 to $3,321,000 in the three months ended September 30, 2002 primarily as a result of lower sales. Gross profit attributable to wine sales increased $2.12 per case, or 3.6%, from $58.36 per case in the three months ended September 30, 2001 to $60.48 per case in the three months ended September 30, 2002. The decrease in gross profit as a percentage of sales resulted principally from unfavorable exchange rates and certain price discounts offered during the quarter ended September 30, 2002.

The increase in gross profit on a per case basis resulted primarily from selling more cases of wines as part of the Passport Wine Club program, in which higher priced wines are offered, and to certain prices increase of wines sold in other marketing programs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $788,000, or 29.1%, from $4,096,000 in the three months ended September 30, 2001 to $3,308,000 in the three months ended September 30, 2002. As a percentage of sales, these expenses decreased from 59.4% in the three months ended September 30, 2001 to 54.8% in the three months ended September 30, 2002. The most significant decrease in selling, general and administrative expenses is attributable to a $484,000 decrease in promotional costs resulting primarily from the Company's efforts to achieve profitability by mailing fewer promotions to less active customers and to using new customer acquisition channels that are more cost effective. The Company also completed nearly all of the testing and development of its new marketing strategies by the end of the second quarter of 2002. By completing this investment in marketing, the selling expenses in the three months ended September 30, 2002 were greatly reduced from the three months ended June 30, 2002. An additional savings of $323,000 of the selling, general and administrative expenses are attributable to lower compensation and corporate overhead expenses. Delivery expenses, however, increased by $19,000 in the third quarter of 2002 as compared to the third quarter of 2001 resulting from shipping 2-bottle packages to fulfill Passport Wine Club orders and premium offers.

The Company is in the process of performing a reorganization of its inventory management system. This reorganization is designed to provide just-in-time shipping and to reduce the Company's dependency on state-by-state inventories. This reorganization should reduce inventories generally and fulfillment expense in the long term.

Interest

Interest expense decreased in the third quarter of 2002 to $20,000 from $27,000 in the third quarter of 2001, due to lower borrowings under the Company's credit facility. Interest income increased slightly from $4,000 in the three months ended September 30, 2001 to $8,000 in the three months ended September 30, 2002.

Nine-Month Periods Ended September 30, 2001 and September 30, 2002

Sales

Sales were $19,605,000 in the nine months ended September 30, 2002, which is a decrease of $2,295,000, or 10.5%, from sales of $21,900,000 in the nine months ended September 30, 2001 due primarily to mailing fewer promotions to existing and prospective customers. The Company had fewer active customers in 2002 than in 2001 as a result of lower customer acquisition rates in the past year. Sales of wine decreased $1,268,000, or 9.1%, from $13,863,000 in the nine months ended September 30, 2001 to $12,596,000 in the nine months ended September 30, 2002 in markets (defined by the shipping region of each warehouse) in which the Company has operated for at least one year. The number of cases, exclusive of wine reservation sales, sold by the Company decreased by 28,624, or 15.1%, from 190,024 in the nine months ended September 30, 2001 to 161,400 in the nine months ended September 30, 2002. During the nine months ended September 30, 2002, sales to existing customers, exclusive of Passport Wine Club sales, decreased $2,742,000, or 14.0%, as compared with the same period in 2001, resulting primarily from a reduction in the number of mailings and fewer active customers. Sales resulting from acquisition mailings and new customer acquisition channels decreased $322,000, or 26.3%, during the nine months ended September 30, 2002 as compared to the same period in 2001 due to mailing 44.2% fewer acquisition pieces, which was offset by a limited number of promotions through new acquisition channels. The reduced mail circulation to existing and prospective customers by eliminating certain promotions to unprofitable customer segments and by changing its customer acquisition program to a more efficient and economical one, especially during the three months ended September 30, 2002. These decreases were partially offset by sales from the Passport Wine Club, which increased by $531,000 from $311,000 during the nine months ended September 30, 2001 to $954,000 in the same nine-month period in 2002 due primarily to active telemarketing and direct mail campaigns during the first six months of 2002.

Gross Profit

Gross profit decreased $1,242,000, or 10.4%, from $11,897,000 in the nine months ended September 30, 2001 to $10,655,000 in the nine months ended September 30, 2002 due to lower sales. Gross profit as a percentage of sales was equal at 54.3% for the nine months ended September 30, 2001 and September 30, 2002. Gross profit attributable to wine sales increased $2.10 per case, or 3.7%, from $57.03 per case in the nine months ended September 30, 2001 to $59.13 per case in the nine months ended September 30, 2002. The gross profit as a percentage of sales did not change because improvements in purchasing were offset by

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1,275,000, or 10.3%, from $12,400,000 in the nine months ended September 30, 2001 to $13,675,000 in the nine months ended September 30, 2002. As a percentage of sales, these expenses increased from 56.6% in the nine months ended September 30, 2001 to 69.8% in the nine months ended September 30, 2002. The net increase in selling, general and administrative expenses is largely attributable to a $1,217,000 increase in promotional costs resulting from developing and testing new promotional pieces, sending more acquisition and Passport Wine Club promotions and re-evaluating marketing strategies the Company had in place during the first half of 2002. An additional $251,000 of the selling, general and administrative expenses is attributable to compensation expenses, primarily for new marketing personnel. Delivery expenses also increased by $107,000 in the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001 resulting from shipping 2-bottle packages to fulfill Passport Wine Club orders, mailing promotional premiums to customers and increased rates charged by delivery services.

The Company is in the process of performing a reorganization of its inventory management system. This reorganization is designed to provide just-in-time shipping and to reduce the Company's dependency on state-by-state inventories. This reorganization should reduce inventories generally and fulfillment expense in the long term.

Loss on Disposal of Fixed Assets

The Company recorded a net loss on disposal of fixed assets of $24,000 for the nine months ended September 30, 2002 as a result of retiring software that had not been fully depreciated and selling another asset for a $1,000 gain.

Interest

Interest expense decreased from $109,000 in the nine months ended September 30, 2001 to $50,000 in the nine months ended September 30, 2002 as a result of lower borrowings under the Company's line of credit during the nine months ended September 30, 2002 versus the nine months ended September 30, 2001. Interest income increased from $16,000 for the nine months ended September 30, 2001 to $24,000 in the nine months ended September 30, 2002 as a result of investing cash in overnight and municipal investments.

Liquidity and Capital Resources

The Company's primary working capital needs include purchases of inventory, advertising expenses related to the cost of acquisition promotions and other expenses associated with promoting sales. As of September 30, 2002, the Company had cash and cash equivalents totaling $2,160,000.

The Company's primary sources of liquidity are cash from operations and borrowings under the Company's line of credit.

On April 13, 2000, the Company entered into a credit agreement with a bank, which agreement has been amended from time to time. Amounts borrowed under this facility are collateralized by substantially all of the assets of the Company, and the Company borrows working capital at the prime rate plus two percent. The Company is required to comply with certain financial covenants as part of the terms and conditions of the line of credit. The Company was in default under its credit agreement at the end of the fourth quarter of fiscal 2001 as a result of the Company's failure to meet certain financial covenants at the end of that quarter. The Company received a waiver from the bank for such period and for prior defaults. In connection with the waiver for the fourth quarter of 2001, the Company and the bank amended the credit agreement to provide for a reduction in the principal amount available for borrowing under the facility from the lesser of $5.0 million or 50% of certain inventories to $3.0 million and to extend the credit agreement through March 31, 2003. That amendment requires the Company to meet certain revised financial covenants, in addition to continuing to meet and maintain other covenants under the original terms of the agreement.

The Company was not in compliance with certain financial covenants, including minimum quarterly earnings or losses before income taxes, depreciation and amortization and minimum current ratio covenants at June 30, 2002 and September 30, 2002 and was not in compliance with the quick ratio covenant at June 30, 2002. Due to the closure of the Company's Texas facility, the Company is also in violation of certain other terms of the credit agreement. The Company and the bank are in the process of negotiating a waiver of the defaults and an amendment to the Company's line of credit that requires repayment of the outstanding balance by December 27, 2002. The Company expects to have sufficient cash flow to repay its line of credit in full pursuant to the proposed repayment schedule. Under the terms of the proposed waiver and amendment the credit agreement would terminate on December 27, 2002. As a result, the Company is evaluating alternative financing proposals from other lenders to replace its line of credit. There can be no assurance that the Company will be able to obtain a new line of credit on commercially reasonable terms or at all. In the event the Company does not secure a replacement line of credit, the Company believes that due to its planned reduction of product purchases in 2003 and to projected cash flow, barring a severe downturn from expected sales levels, it has adequate cash to pursue its 2003 plan without making significant business adjustments.

During the nine months ended September 30, 2002, net cash of $570,000 was provided by operating activities, resulting principally from decreases in inventory and accrued expenses and an increase in accounts payable. These were partially offset by an increase in accounts receivable, a decrease in deferred revenue and by net losses.

The Company invested $54,000 in computer hardware and software and made net payments of $1,746,000 on its line of credit during the nine months ended September 30, 2002.

At December 31, 2001 and September 30, 2002, the Company had working capital of $7,966,000 and $5,056,000, respectively.

The Company's ability to make scheduled payments of principal of, or to pay the interest on, or to refinance, its indebtedness, or to fund planned capital expenditures will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. The Company is evaluating proposals from other sources of financing. There can be no assurance that the Company will be able to obtain financing from another source. The Company believes that due to its reduced product purchasing in 2003 and to projected cash flow, barring a severe downturn in expected sales levels, it has adequate cash to pursue its 2003 plan without making significant business adjustments. There can be no assurance that the Company will be able to obtain alternative sources of financing on commercially reasonable terms or at all or that it will not have to significantly change its business plans in 2003.

Exchange Rates

The Company engages, from time to time, in foreign exchange forward contracts to reduce its exposure to currency fluctuations related to commitments for the purchases of inventories. The objective of these contracts is to neutralize the impact of foreign currency exchange rate movements on our operating results. The Company does not use derivative financial instruments for speculative or trading purposes. As of September 30, 2002, the Company had no foreign exchange forward contracts outstanding. At each balance sheet date, foreign exchange forward contracts are revalued based on the current market exchange rates. Resulting gains and losses are included in earnings or deferred as a component of other comprehensive income. These deferred gains or losses are recognized in income in the period in which the underlying anticipated transaction occurs. The Company does not anticipate any material adverse effect on its results of operations or cash flows resulting from the use of these instruments. However, it cannot guarantee that these strategies will be effective or that transaction losses can be minimized or forecasted accurately.

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

The Company is exposed to market risk related to foreign currency exchange rates. The Company does not use derivative financial instruments for speculative or trading purposes. The Company enters into foreign exchange forward contracts to reduce its exposure to currency fluctuations on vendor accounts payable denominated in foreign currencies. The objective of these contracts is to neutralize the impact of foreign currency exchange rate movements on the Company's operating results. The gains and losses on these contracts are included in earnings when the underlying foreign currency denominated transaction is recognized. Gains and losses related to these instruments for the quarters ended September 30, 2002 and September 30, 2001 were not material to the Company. As of September 30, 2002, the Company had no foreign exchange forward contracts outstanding. Looking forward, the Company does not anticipate any material adverse effect on its financial position, results of operations or cash flows resulting from the use of these instruments. However, there can be no assurance that these strategies will be effective or that transaction losses can be minimized or forecasted accurately.

Item 4. Controls and Procedures

        (a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the Company's disclosure controls and procedures as of a date within 90 days of filing this quarterly report. Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms.

        (b) Changes in Internal Controls and Procedures. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation of these controls by the Company's Chief Executive Officer and Chief Financial Officer.

PART II. OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities

The Company may borrow up to $3,000,000 under the current terms of its credit facility with a bank. The Company and its bank are in the process of negotiating a waiver and an amendment to the terms of the facility that would significantly decrease the cap on its borrowing and require repayment of its outstanding balances by December 27, 2002, among other things. Under the terms of the facility, the Company is required to meet and/or maintain certain financial covenants, including minimum quarterly earnings or losses before income taxes, depreciation and amortization and minimum current and quick ratios, in addition to continuing to meet and maintain other covenants. The Company was not in compliance with certain financial covenants, including minimum quarterly earnings or losses before income taxes, depreciation and amortization and minimum current ratio covenants at June 30, 2002 and September 30, 2002 and was not in compliance with the quick ratio covenant at June 30, 2002 and as a result is in default under the terms of the facility. Due to the closure of the Company's Texas facility, the Company is also in violation of certain other terms of the credit agreement.

Item 5.  OTHER INFORMATION

         Accompanying this Quarterly Report on Form 10-Q are the certificates of the Chief Executive Officer and Chief Financial Officer required by
         Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, copies of which are furnished as exhibits to this report.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits

               10.1 Letter Agreement between the Company and Richard E. Libby dated September 16, 2002. *

               99.1 Certification of Huib E. Geerlings, pursuant to Section
                    1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 14, 2002.

               99.2 Certification of David R. Pearce, pursuant to Section 1350,
                    Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 14, 2002.

               ___________
               * Management contract

           (b) A Current Report on Form 8-K was filed on July 3, 2002 under Item 4 reporting that the Company approved the dismissal of Arthur Andersen LLP as the Company's independent public accountants, effective as of July 1, 2002. A Current Report on Form 8-K was filed on August 13, 2002 under Item 4 reporting that the Company engaged BDO Seidman, LLP as its independent public accountants.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 GEERLINGS & WADE, INC.
                                 (Registrant)

                                 By:    /s/ Huib Geerlings
                                 ----------------------------------------------

                                 Name:   Huib Geerlings
                                 Title:  President and Chief Executive Officer

                                 By:    /s/ David R. Pearce
                                 ----------------------------------------------

                                 Name:   David R. Pearce
                                 Title:  Chief Financial Officer

Dated: November 14, 2002

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Huib E. Geerlings, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Geerlings & Wade, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                                        /s/ Huib E. Geerlings
                                       ----------------------
                                       Huib E. Geerlings
                                       President and Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, David R. Pearce, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Geerlings & Wade, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                                            /s/ David R. Pearce
                                            -------------------
                                            David R. Pearce
                                            Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number    Document
------    --------
          10.1 Letter Agreement between the Company and Richard E. Libby dated September 16, 2002. *

          99.1 Certification of Huib E. Geerlings, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 14, 2002.

          99.2 Certification of David R. Pearce, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 14, 2002.

          ---------------------
          * Management contract