Form 10-K
period 2002-12-31
GEERLINGS & WADE INC
filed 2003-03-27
CIK 922810

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 0-24048

GEERLINGS & WADE, INC.

(Exact name of registrant as specified in its charter)

Massachusetts	04-2935863
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

960 Turnpike Street, Canton, Massachusetts	02021
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: 781-821-4152

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

Geerlings & Wade, Inc.’s common stock, par value $.01,

trades on The NASDAQ SmallCap Market® under the symbol GEER.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes            No     X

The aggregate market value of Common Stock of the registrant held by non-affiliates of the registrant was approximately $2,000,000 on June 28, 2002, the last business day of the registrant’s most recently completed second quarter. For purposes of the foregoing sentence, the term “affiliate” includes each director and executive officer of the registrant.

3,879,450 shares of Common Stock were outstanding at March 17, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2003 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A are incorporated by reference in Part III of this Report.

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements as defined under the federal securities laws. Actual results could vary materially. Factors that could cause actual results to vary materially are described herein and in other documents. Readers should pay particular attention to the considerations described in the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors That May Affect Future Results.” Readers should also carefully review the risk factors described in the other documents the Company files from time to time with the Securities and Exchange Commission.

Item 1:    Business

General

Geerlings & Wade, Inc. (“Geerlings & Wade” or the “Company”), incorporated in Massachusetts in 1986, is a direct mail and Internet retailer of premium, imported and domestic wines and wine-related merchandise to individual consumers. Through frequent promotions to existing and potential customers and through an e-commerce websites, the Company offers wines selected on the basis of their quality and price characteristics. Sales levels largely depend on response rates to and circulation of “house mailings”, “catalogs” and “Huib Geerlings’ letters,” which are product offerings sent via the United States Postal Service to existing customers; “house e-mails,” which are product offerings sent via e-mail to existing customers; and “acquisition promotions,” which are product offerings presented through various advertising media to potential customers. Customers place orders in person or by mail, telephone, facsimile, e-mail or through the Internet. The Company believes that it has developed a “Geerlings & Wade” image based on informative promotions and an e-commerce website, reliable wine recommendations, value pricing, ease of ordering and convenient delivery.

Since 1998, through the Company’s e-commerce website, geerwade.com, customers have been able to place orders for wine and wine related merchandise. The geerwade.com website provides real-time inventory, electronic transfers of orders and order status and dynamic page generation to keep the website current. Approximately 16.1% of the Company’s sales in 2002 were transacted over the Internet by customers responding to e-mail, mail or other promotional offers via e-mail or by placing orders through geerwade.com.

The Company seeks to comply with a myriad of applicable laws and regulations, which govern the sale of wine on a federal, state and local level. The Company is required by law to operate licensed facilities or is otherwise permitted to sell wine pursuant to rights granted by law to individual consumers in each state in which it operates. Geerlings & Wade opened its first licensed facility in Canton, Massachusetts in 1988. The Company operates additional licensed facilities in Arizona, California, Colorado, Connecticut, Florida, Illinois, Michigan, Minnesota, New Jersey, New York, North Carolina, Ohio, Virginia and Washington state. The Company closed its Texas operations during October 2002 due to inadequate revenues from customers in the state. The Company plans to dissolve its Texas subsidiary, Geerlings and Wade of Texas, Inc., in 2003. Pursuant to reciprocal rights under certain states’ laws, the Company ships wine to consumers in a limited number of additional states, but sales in such states have been relatively insignificant to date. Certain other states, such as Nevada and Louisiana, permit direct shipment of wine from out-of-state retailers so the Company commenced shipping into Nevada in 1997 and into Louisiana in 1998. Residents of Alaska, New Hampshire and North Dakota also began purchasing wine from the Company’s licensed facilities in 1999. The Company’s active customers (customers who have made a purchase within the twelve preceding months) have decreased 18.7% from approximately 111,500 at December 31, 2001 to approximately 90,700 at December 31, 2002. All of the Company’s revenues for each of the last three fiscal years have been generated from sales in the United States.

Company Strategy

Geerlings & Wade, as one of the leading direct mail and Internet retailers of premium wines, seeks to simplify the wine-buying process, educate the wine consumer and develop a loyal and broad customer base. The key elements of the Company’s strategy to achieve these objectives include:

Sourcing Quality Wines and Offering Value Pricing.    Geerlings & Wade primarily sources its imported wines directly from producers and negociants (intermediaries or agents to producers in the purchasing process) in the countries of each wine’s origin. The Company mainly sources domestic wines through wholesale channels with domestic negociants, certain wineries and wine producers. In the case of both foreign and domestic wines, the Company at times sources wine in the more traditional manner by placing orders with wholesalers. The Company has developed relationships with domestic wine suppliers to improve the quality and selection of wines for its customers and has added a greater assortment of nationally branded wines to its product mix. When choosing non-branded wine, the Company selects only those wines that perform well in blind, comparative tastings. The Company promotes value in its selections by offering only those wines the Company believes demonstrate a combination of superior quality and price characteristics. These sourcing and selection techniques, combined with an ability to purchase in large quantities and manage the consolidation and transportation of its directly-sourced products, enable Geerlings & Wade to offer premium wines at attractive prices. The Company encourages repeat purchases by customers by providing the highest quality wine it can source at each price point. Geerlings & Wade believes its customers rely on the Company to select and provide high quality wines rather than relying on brand recognition, third party endorsements or independent ratings of wine. Since 1999, the Company has submitted its wines to independent wine tasting competitions and analytical labs. Its wines have been awarded over 500 medals, favorable reviews or high marks from these third parties. Geerlings & Wade strives to maintain this relationship of trust with its customers, which is critical to the success of the Company.

Facilitating Purchasing Decisions and Educating Consumers.    Geerlings & Wade believes that many consumers who buy wine through traditional retail channels experience difficulty in their purchasing decisions, due to limited personal knowledge of wine and lack of dependable advice at the time of purchase. The Company seeks to eliminate this “intimidation factor” and facilitate the wine-buying process by focusing each offering on a relatively small number of wines that either have performed well in blind comparative tastings or, in the case of branded wines, are highly rated by third party wine experts. The Company continually provides its customers with information on various wine varietals (grape types), grape-growing regions, vintages and wine makers, as well as recommendations on the selection, storage and enjoyment of wine. By educating its customers, the Company strives to give them greater confidence in their wine purchasing decisions.

Increasing Customer Access to Products.    The Company offers its customers the convenience of ordering products in person or by telephone, facsimile, mail, e-mail, or the Internet, with delivery of each order directly to their home or office as quickly as possible to states in which the Company is permitted to ship wine. As of March 2003, the Company shipped from 15 facilities in 15 states.

Enhancing Productivity of Mailings and E-mail.    Geerlings & Wade seeks to improve the productivity of mailings to its existing customers by analyzing buying histories and tailoring the frequency and content of house mailings. The Company through the first half of 2002 mailed promotional offers at optimal times to acquire new customers and build the list of repeat customers (the “house file”). During the second half of 2002 the Company broadened its customer acquisition programs to include more direct response channels in addition to direct mail. The Company has also converted to a new customer segmentation strategy to select to which customers it will send promotions. The Company benefited from this new strategy by lowering house mailing circulation with minimal reductions in sales as it eliminated mailing to less likely buyers. The Company employs techniques designed to enhance response rates to promotional mail, to decrease costs and ultimately to find new customers who will consistently place frequent and high dollar value orders. The Company also sends e-mails to its customers who have provided e-mail addresses offering the same products that are presented in its house mailings, and letters from one of Geerlings & Wade’s founders and the chairman of the board, president and chief executive officer, Huib Geerlings. The Company, in the fall of 2002, renamed these types of mailings as “connoisseur letters.” The Company encourages its customers to respond to these e-mails through e-mail or by placing orders on its e-commerce sites to reduce fulfillment and marketing costs. The Company plans to further integrate the marketing activities of its direct mail efforts and its Internet offerings to optimize the effectiveness of these two marketing channels. The Company encourages customers to use the order channel that suits their particular needs by making all channels accessible and user-friendly.

Applying Computer Systems to Enhance Operations.    The Company’s software system provides an order entry interface for the Company’s telephone sales representatives, electronic order entry over the Internet, inventory management, facilities fulfillment support, purchasing, accounting, marketing analysis and management reporting. All customer orders are entered in the system and accepted and processed at one of 15 retail facilities. The Company depends on its computer systems to efficiently process and account for all transactions. The Company has also developed a marketing and merchandising database, which provides valuable information used to operate the business. The Company plans to further develop its reporting capabilities and order processing functionality by using these new databases.

Utilizing E-commerce.    The Company maintains its website, geerwade.com (launched in 1998). Geerwade.com features the Company’s wine offerings, offers continuity programs through which customers receive monthly shipments of wine, enables customers to search the site and has real-time inventory management and shopping cart functionality. The Company ceased hosting, WineBins.com, which offered national wine brands to customers and has redirected traffic to geerwade.com. Customer traffic to topwine.com, a website acquired as part of the Company’s acquisition of Passport Wine Club in 1998, is automatically redirected to geerwade.com as well. Through geerwade.com, Internet revenue was approximately $4,210,000, excluding shipping revenue, in 2002. A certain percentage of customers that respond to Geerlings & Wade’s acquisition promotions will order directly from geerwade.com and continue to use the online channel as their preferred channel. The Company has advertised geerwade.com to its existing customers by including promotions in its house mailings, catalogs and e-mails. In 2002, the Company tested and used affiliate marketing and keyword searching to acquire a limited number of Internet customers. The Company plans to pursue other online partnerships and advertising to acquire new Internet customers to the extent its costs are comparable to other forms of customer acquisition.

Expanding in Existing Markets.    Geerlings & Wade believes that it has penetrated its current markets but that opportunities exist to increase sales in these markets to both current and new customers. The Company seeks to increase sales to its current customers by further enhancing customers’ appreciation of wine through education, broadening the selection of wine and purchasing options offered and attempting to make buying wine more convenient and less intimidating. The Company seeks to acquire new customers through improvements in the content, quality and channels. The Company believes that sales growth can be achieved by increasing its conversion rates of one-time buyers to multi-buyers and by retaining multi-buyers. The Company has taken steps to accomplish these objectives. The Company’s marketing team invested significant resources during the first half of 2002 to test and develop new promotional channels, creative concepts, offers, segmentation, product pricing and customer contact strategies. The first step of the marketing plan called for developing and testing new creative formats of its mailing promotions. Creative changes include changes in offers, merchandising, pricing, copy images and format of the promotions used to generate sales. These new creative formats, developed in response to its customer research and new modeling techniques, are designed to attract new customer segments and increase conversion rates from first time to frequent buyers. The Company has incorporated the new creative strategies that generated the highest responses yet focused on minimizing the cost to produce and mail each promotional campaign during the second quarter of 2002.

As the second part of the plan, the Company tested new tactics to increase the number of new Internet customers. The Company identified several methods to add customers, but determined to direct more of its acquisition resources to other more successful acquisition channels.

The third point in its growth plan called for developing wine tasting seminars to introduce potential customers to the Company’s wine offerings and its services. The Company has had success in developing this marketing channel and expects to continue to invest in its development.

The fourth growth initiative entailed, and continues to entail, building the Company’s existing continuity club program, under which customers are shipped wine monthly – its Passport Wine Club. The Company tested several different customer acquisition methods for its club business in 2002 and plans to continue developing these marketing strategies in 2003 and beyond to grow this element of its business.

In 2002, the Company as a result of its intensive development and testing of new marketing techniques found new ways to acquire, at substantially lower costs, new customers. The Company hopes that these techniques can be scaled sufficiently to find enough new buyers to increase its active customer base and increase overall sales.

Market Presence.    Geerlings & Wade is licensed or otherwise authorized to sell wine to individual customers in 28 states, comprising approximately 76% of the overall United States market for table wines as of March 2003. In October 2002, the Company stopped shipping wine to Texas consumers from its Texas due to inadequate revenues generated from customers residing in Texas. The Company does not expect to open facilities in any new states in the near term. The Commonwealth of Pennsylvania passed legislation in the first quarter of 2002 authorizing certain limited sales of wine over the Internet by retail licensees to residents of Pennsylvania. The Company has decided the complexity of complying with the new legislation makes entering Pennsylvania uneconomical.

Marketing

The goal of the Company’s marketing program is to increase the size of the Company’s customer base through acquisition, retention, repurchase, and upsell programs delivered through targeted, high-value marketing communications that offer quality wines at competitive prices. Marketing communications to its customers are delivered primarily through the mail, with increasing use of Internet channels. In 2002, the Company continued to develop its direct mail and e-mail marketing campaigns and invested heavily to develop alternative customer acquisition methods.

The Company sells wine to individual consumers who are 21 years of age or older mainly through targeted media direct response promotions, mailings and e-mails. In addition to describing the distinguishing characteristics of the featured wines, each promotion contains general information intended to broaden the customer’s knowledge of wines, wine producers, winemakers and wine-producing regions, along with the Company’s “tasting notes” and ratings. The Company reinforces its value proposition by noting any medals or awards given to a particular wine. The Company’s tasting notes and 100-point-scale ratings included with the mailing provide the consumer with detailed information on the subjective and objective qualities of each wine. The tasting notes describe each wine’s salient qualities, including color, bouquet and taste characteristics. The Company also recommends foods and recipes to pair with the featured wines and compares the featured wines with nationally branded wines and wines tasted during its selection process. Geerlings & Wade markets its wine using primarily two types of promotions: house mailings to its file of active customers and qualified leads, and acquisition promotions to prospective customers using various channels.

Geerlings & Wade distributes house mailings to its current customers. These mailings take the form of direct response letters ranging from only a single wine offered to multi-page catalogs with as many as 70 wines offered. The Company mails as many as forty-five different promotional pieces annually. The Company’s marketing department determines the number and timing of house mailings based on such factors as the wines offered, prices, wine ratings, the season and frequency and amount of customer purchases. The Company uses its marketing database to select and analyze which customers to target and strives to optimize sales, average order value and response rates to mailings in relation to marketing expenses.

The Company’s historically has acquired new customers to its base business and to its Passport Wine Club by mailing acquisition promotions to rented lists. The Passport Wine Club entails delivering monthly shipments of two, four, or six bottles of wine for three, six or 12 months or for an open-ended period. The Company undertook extensive research and analysis of its acquisition programs and tested many new concepts to increase responses to these mailings and other promotions during the first and second quarters of 2002. As a result of this research, the Company found additional methods to promote its offerings to prospective customers. The Company retested its updated customer acquisition strategy in the second half of 2002. The Company plans to further expand this strategy in 2003 to increase its customer base.

Most of Geerlings & Wade’s promotional mailings are created and designed in-house on a desktop publishing system. The in-house creation and design of house and acquisition mailings allow flexibility for editorial changes and result in significant cost- and timesavings. Printing, production and fulfillment (collating, folding, inserting and mailing) are performed commercially off-site. The Company seeks to reduce creative, printing and mailing costs to maximize the availability of funding for the purpose of acquiring new customers.

To increase customer loyalty, Geerlings & Wade offers customers the opportunity to purchase one- or three-year memberships where such offers are legally permissible. Members realize savings on each case of wine purchased during the term of the membership. On occasion, the membership program has generated regulatory scrutiny, and there is no assurance that the Company will be able to continue its membership programs in their current forms in existing jurisdictions.

Merchandising

Geerlings & Wade offers its customers premium imported and domestic wines. Imported wines are sourced primarily from France, Italy, Australia and Spain. The Company also sources a few wines each year from Argentina, New Zealand, South Africa, Germany and Chile. The Company’s domestic wines are sourced primarily from California, most of which are sold under private labels, including the Company’s own brands: Glass Ridge, Hamilton Estates, Alazar Winery, Bryan Woods Winery, Jack Canyon Cellars, Lapis Lazuli Winery & Vineyards, Mira Luna, Red Brick Cellars, San Valencia Winery and Brava Terra. The Company promotes its best-selling brands and aims to build a long-term merchandising program that creates brand equity for these brands. By reinforcing brand recognition vintage after vintage and by selling quality wines, the Company encourages strong demand for these signature brands among its customers and strong sales growth for these brands. In 2002, the Company promoted Red Brick Cabernet, Brava Terra Cabernet, Hamilton Estates Merlot, Glass Ridge Chardonnay, Mira Luna Chardonnay, Alazar Winery Pinot Noir and San Valencia Chardonnay as its signature brands.

The wines offered by the Company are based on consumption patterns and the Company’s prior experience with wines from particular wine-producing regions and varietals. In 2002, approximately 60% of the cases sold by the Company were imported wines and 40% were domestic. The Company’s wines are generally sold within the price range of $69 to $1,000 per 12-bottle case, with average case prices of approximately $112.40 in 2002.

The Company offers a limited selection of nationally branded wines to its customers through its house mailings and on its website. The Company has increasingly used nationally branded wines for wines above $15 per bottle.

Sales of wine accounted for 92.5%, 92.3% and 91.8% of total revenues for each of 2002, 2001 and 2000, respectively.

Wine Sourcing and Purchasing

The Company sources imported and domestic wines through a network of producers, negociants, importers and wholesalers. In 2002, the Company sourced a majority of the cases it sold directly from producers or negociants.

The Company’s sourcing methods for non-branded wines differ from typical sourcing methods of wine retailers. The Company’s sourcing techniques are more typical of a wholesaler/importer in that it actively searches for and identifies wines from producers or negociants. Through its active role in the sourcing decision, the Company makes its own determination as to the quality and price characteristics of the wine it sells, and thereby is assured of its ability to offer its customers wines of quality and value. Following selection and sourcing, the Company purchases both domestic and imported wines from licensed wholesalers located in each state where the Company maintains licensed facilities.

The Company generally selects wines between five to eight months in advance of offering them for sale to coordinate availability, shipping and promotional schedules. Management develops an annual merchandising plan for each wine to be featured in its house mailing brochures. This plan specifies wine varietals, producing region of origin and price point for each of these features. The Company’s merchandising department then develops and purchases a complementary product mix to be offered with each feature in its house mailings. The Company selects most of these wines based on blind comparative tastings of samples judged on overall quality and price characteristics. The Company often tastes over 50 wines prior to selecting a wine feature and currently rates each wine on a 100-point scale. In order to foster movement of inventory, the majority of wine is specifically purchased to meet the Company’s promotional mailing schedule. Purchase quantities are based on sales forecasts for the particular promotions in which the wine will be offered. Wines for the Company’s other mailings are sourced in a similar manner. For the connoisseur letter mailings, the Company has a specific range of wines it intends to offer but with a flexible merchandising plan that can take advantage of buying exceptional wines for this program. When buying for the Passport continuity program and the catalogs, the Company buys in smaller lots based on expected sales and strives to use wines in as many programs as possible to minimize the stock keeping unit (SKU) count and maximize purchasing economies of scale. The Company sources specific wines to be used in its acquisition programs and is developing a flexible shipping program that allows it to react to changes in demand so that it can match the supply and still minimize inventory.

Sourcing Domestic Wines.    In 2002, a majority of the Company’s domestic wines were sourced through wholesale channels with domestic negociants and certain wineries and wine producers. The remaining wines, national brands, were purchased from licensed wholesalers. The Company maintains a consulting relationship to source many of the California wines sold by the Company. Certain domestic negociants and wineries continuously review wines at various stages of production and forward selected samples to the Company. After the Company has selected a particular wine from among the samples forwarded by a sourcing agent, the winery coordinates finish vinification and bottling of the wine under a number of private labels, including the Company’s own brands.

The Company also sources wines directly from various California wineries. As a high-volume purchaser, the Company is directly approached by wineries and wine producers with offers to provide wine lots of various sizes. These wines are reviewed based on their quality and price characteristics.

Sourcing Imported Wines.    In 2002, the vast majority of imported wines sold by the Company were sourced directly from the countries of origin. Many European wines are purchased using the services of a consultant to the Company, who visits European growers and negociants and administers blind comparative tastings in Europe. At the Company’s headquarters, wine samples, including those submitted by its European sourcing consultant, are tasted, compared and selected on a blind comparison basis by the Company’s Wine Director. When purchasing from Spain, New Zealand, South Africa and Australia, the Company’s Wine Director purchases from negociants representing wineries from those countries. Our domestic sourcing consultant also sources South American wines for the Company.

Wines Sourced by Others.    Geerlings & Wade also purchases wines that have been sourced independently for the Company by negociants, importers and wholesalers. Due to the Company’s ability to purchase in large quantities, it is frequently approached by importers and wholesalers. Wines forwarded to the Company are reviewed according to the same quality and price standards as other wines sourced by the Company. The Company believes that by maintaining these relationships with quality wine suppliers, it can enhance its opportunity of uncovering wines of high quality that can be sold at attractive prices.

Inventory Management and Order Processing.

The Company manages inventory levels and SKUs several ways. The most important inventory management technique involves accurate forecasting the sales demand of each wine by promotion over discrete selling time frames. Unlike many retailers who constantly repurchase products based on recent sales history of each product, Geerlings & Wade introduces hundreds of new products each year and rarely reorders products. This creates an unusual challenge since the Company does not have a sales history by wine label that can be used to determine repurchase quantities. However, the Company has a high degree of control over what it sells through its promotions and has information and reporting capabilities that enable it to accurately forecast purchase quantities. The Company further manages inventory quantities by selling excess wine, not sold in response to its intended promotions, through special promotions.

The Company has begun in 2003 to manage its inventory supply chain on a more just-in-time basis. This means it schedules the receipt of wine deliveries as close as possible to when wine is needed to fulfill customer orders. A third party prepares orders for shipping at separate facilities. Wine is shipped from these facilities to licensed wholesalers and then shipped to the Company’s licensed retail locations for completion of fulfillment and sale to its retail customers. Geerlings & Wade formed a new subsidiary, CFN Logistics, Inc., a Delaware corporation, in 2002 to facilitate our new inventory management system. As a result of this change in logistics, the Company hopes to efficiently operate on current inventory levels and increase its inventory turn rate in 2003.

Customers can make purchases in person at the Company’s licensed facilities or send to the Company order information by e-mail, mail, telephone (1-800-782-WINE) and facsimile (1-800-FAX-8466) and through the Internet at geerwade.com. The Company accepts orders and makes sales in accordance with applicable law. All customer order information is processed centrally in Canton, Massachusetts and forwarded to an appropriate licensed facility for acceptance and fulfillment. The Company manages the process of ordering, order fulfillment and accounting for its inventory with its computerized order management system, through which the Company has real-time access to running totals of case sales by state, facility inventory, in-transit wine purchases and customer deliveries, all designed to arrange for prompt delivery of wine to customers. The Company’s software also ensures that customer orders are processed for acceptance by the proper licensed facility.

The Company’s facilities maintain regular hours, and sales are made to customers who visit licensed facilities. However, most of the Company’s sales are made through home or office delivery. As the Company further develops its fulfillment operations, it hopes to promote sales from customers visiting its licensed stores. Under this model, the Company may attract customers unwilling to buy through its direct channels and thereby expand its customer base and sales. The Company ships wine directly to a customer from its licensed facility located in the state in which the customer resides (except with respect to those states to which the Company is authorized to ship from out-of-state licensed facilities, such as from California to the Company’s Nevada customers). An adult’s signature is required for deliveries of wine in all states, and in all states where required and in general, customer payments are received prior to the delivery of product.

The Company uses its own licensed vehicles and delivery personnel to make many of its deliveries in Massachusetts and New Jersey. In all other states, the Company uses third party couriers, which are licensed or authorized to deliver wine, to ship wine to its customers. Returns are picked up by the delivery company pursuant to issuance of a delivery company call tag request by a Company customer service representative and returned to the appropriate licensed facility.

Information Systems and Technology

The Company maintains computer-based systems to integrate all major aspects of the Company’s business, including order processing and acceptance, facility fulfillment, inventory planning and management, merchandising, customer list and circulation management and analysis, and financial and management reporting. The Company’s order management computer system integrates order entry with each of the Company’s licensed facilities and provides the online, real-time information processing capabilities necessary for prompt fulfillment and delivery to customers and resolution of customer service issues. Personnel at the facilities access the system remotely to process customer order information. The names and addresses of individuals who have ordered from the Company or requested inclusion in the Company’s mailing list are entered in the Company’s database and assigned an “import number,” which appears on all customer correspondence and is used to track account activity against each marketing promotion that is sent to a customer. The system also provides the Company’s customer service representatives access to an array of product and customer information during order processing. The Company believes the customer information provided by the system, including tasting notes, purchasing and billing histories, delivery instructions and prospective shipping dates, enhances the quality of service to its customers.

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

The order management computer system continually updates the Company’s current database of customer names and purchasing histories to facilitate the maximum productivity of house mailings. In 2000, the Company developed another database for marketing and merchandising analyses and reporting. The Company exports data from the order management system to this marketing and merchandising database for data manipulation. This marketing database enables the Company to target its marketing programs to specific segments of its customer base. The marketing database provides extensive reporting capabilities that allow the Company to evaluate the effectiveness of its mailings and assists the Company in its business planning. In 2002 the Company stopped using software developed by Verbind, Inc.

The Company’s order management computer system also provides data used in merchandising forecasting and purchasing, links to accounts payable and accounts receivable, and general ledger modules for accounting analysis.

The Company’s computerized telephone system allows the Company to monitor the volume of incoming calls, monitor customer service representatives and report on productivity of call center representatives. The system is expandable, permitting the Company to add lines as necessary to increase its customer service capabilities

The Company’s website, geerwade.com, allows for interactive queries and order requests from customers. For example, customers can query the web server to obtain real-time information about inventory and their order status. Accepted orders, including regulatory compliance verification data, are electronically entered via the order management computer system. Inventory updates to the website are performed automatically based on order status in the order management system. This e-commerce solution has generated strong customer satisfaction and allows the Company to keep its website current with minimal cost to the Company. This allows the Company to focus on the website content and on marketing initiatives to increase e-commerce sales. The Company sends e-mails to its existing customer base in coordination with the mailing of its house brochures. This serves to increase the response rates from customers that wish to receive promotional e-mails along with house brochure mailings. In 2002, the Company tested e-mail campaigns to prospective customers from outside lists with varying degrees of success. The Company plans to continue testing e-mails, with different offers and to different list, to find effective programs to acquire Internet customers in 2003. A portion of the prospective customers chose to make their first, and follow on, purchases through the Internet even though they are responding to off-line promotions.

Competition

The retail wine business is highly competitive. The Company competes with supermarkets, discount clubs, wine specialty stores, retail liquor stores, wine merchants who advertise delivery of products in specialty publications, and companies specializing in direct retail marketing of wine through the Internet and other channels. Many of these competitors have significantly greater resources than the Company and sell mostly branded products that are supported and advertised by the producing wineries, many of which are not offered by the Company.

The Company believes that by providing quality wines at competitive prices as well as by providing a high level of service, coupled with its ability to source wines directly from producers and the convenience of direct delivery, it can achieve a competitive advantage over supermarkets, discount clubs, retail liquor stores, wine specialty stores and other wine merchants. The Company believes that it has achieved a competitive advantage over current direct delivery or direct marketing competitors and potential new entrants by successfully obtaining retail licenses in each of its markets, being an early entrant in many of its markets, capitalizing on computer technology in the management of its operations and its direct marketing programs and creating a loyal customer base. However, there can be no assurance that the Company will be able to continue to compete effectively against existing or new competitors.

Company Operations Within Regulatory Framework

Regulatory Framework.    The alcoholic beverage industry is highly regulated and subject to change. Extensive and complex regulation at the federal and state levels has resulted in what is known as the “three-tier licensing system.” At the first tier are wine makers, manufacturers, and importers who are licensed to sell wine to the second tier, licensed wholesalers. Wholesalers in turn supply the third tier, licensed retailers, who ultimately sell wine to the public for personal use and not for resale. Each tier is subject to various restrictions on its activities. Geerlings & Wade operates in the third tier. In virtually all states, retailers are granted a license that enables them to sell products solely to consumers within that state. A small number of states allow interstate sales to those states having reciprocal licensing arrangements. The Company is permitted from its California or Illinois facilities to sell and ship to consumers in Idaho, New Mexico, Missouri and West Virginia under these states’ “reciprocal shipment” laws. In addition, without obtaining additional facilities, the Company is permitted to sell and/or ship into Alaska, Iowa, Louisiana, Nebraska, Nevada, New Hampshire, North Dakota, and Oregon. Montana residents purchase wine under Montana’s personal importation laws from the Company’s licensed facilities. Sales to consumers in Alaska, Missouri, Montana, Wyoming and West Virginia to date have been relatively insignificant because of regulatory restrictions asserted against direct marketing and consumer advertising in those states.

Regulatory restrictions prohibit a retailer with licensed facilities in multiple states from transferring inventories between its facilities. In order to acquire and maintain a retail license to sell within a particular state, a retailer must have a physical presence (for example, own or lease a warehouse or other licensed facility) in that state. A retailer engaged in direct marketing is further limited in its ability to sell alcoholic beverages by restrictions imposed by various state laws on the method of delivery to consumers. For example, United Parcel Service (“UPS”) is not licensed to provide intrastate delivery of alcoholic beverages sold by the Company in Arizona, Colorado, Connecticut, Florida, Massachusetts, New Jersey or North Carolina. In addition, some states, including Alabama, South Carolina, Tennessee and Georgia prohibit the retail delivery of alcoholic beverages altogether. Accordingly, the Company delivers most of its own products in New Jersey and Massachusetts and contracts with licensed, local couriers for delivery of orders to the Company’s customers living in Alaska, Arizona, Colorado, Connecticut, Florida, Minnesota, Nevada, New Hampshire, North Carolina, North Dakota, West Virginia and Texas. In New Jersey and Massachusetts, the Company also contracts with local couriers to deliver some orders to its customers.

Company Licensing and Regulatory Matters.    As of December 31, 2002, the Company held retail licenses in the 15 states where it maintains licensed facilities, which are typically subject to renewal on a yearly basis. The Company closed its facility in Texas in October 2002 as a result of poor economics. As most of the states where the Company is licensed have legal barriers against the Company also engaging in licensed wholesaler activities in that or any other states, the Company holds only retail licenses. All domestic and imported inventories are sold and delivered by independent, licensed wholesalers directly to each of the Company’s licensed facilities. Because of the relatively unique nature of the Company’s mail order and Internet operations within this regulatory framework, the Company occasionally receives inquiries from state regulators regarding its business practices. To date, such inquiries made during or prior to 2002 have not resulted in any actions by any such regulators that would have a material effect on the Company’s business. The Company believes that it is in compliance in all material respects with all applicable licensing and other governmental regulations and that any failure in the past to comply with such regulations has not had, and is not expected to have, a material adverse impact on the Company’s business.

Sales or Use Tax

The Company presently collects sales tax in each of the states in which it operates a facility and which apply a sales tax to the sale of wine and wine accessories. These states are Arizona, California, Colorado, Connecticut, Florida, Illinois, Michigan, Minnesota, North Carolina, New York, New Jersey, Ohio, Virginia and Washington. Massachusetts does not impose sales tax on wine but does so on wine accessories. The Company collects and remits sales tax on accessory sales in states in which it has nexus based on it operating a retail facility in such state. Additionally, certain states have enacted legislation permitting the delivery of wine to residents of their states by licensed, out-of-state shippers on the condition that certain sales, wine excise and/or other taxes are imposed on the customer and remitted to the state by the shipper and/or the customer. These states include Louisiana, Nevada, New Hampshire and North Dakota. Since 1993, the Company has shipped wine to Idaho, Missouri, New Mexico, Oregon and West Virginia under “reciprocity laws” without collecting sales or use tax or notifying consumers that a use tax payment may be required. Also, the Company does not impose or collect sales tax on orders shipped to Alaska, Iowa, Montana, Wyoming and Nebraska. Various states have attempted to impose on direct marketers the burden of collecting use taxes on the sale of products shipped to state residents. In 1992, the United States Supreme Court affirmed that it is unconstitutional for a state to impose use tax collection obligations on an out-of-state mail order company whose only contacts with the state are the distribution of advertising materials through the mail and subsequent delivery of purchased goods by parcel post and interstate common carriers. However, this decision acknowledged that Congress has the authority to enact legislation authorizing states to impose such obligations. Legislation is introduced from time to time in Congress, which would authorize collection of certain state and local taxes with respect to mail order sales, delivery and use of tangible personal property. Additionally, state governments are supporting legislative efforts to impose taxes on sales over the Internet. In November 2002, 31 governors endorsed a uniform list of taxable items, and in late February 2003, South Dakota became the first to enact it into law. If a streamlined list of taxable items is approved by 10 or more states representing 20% of the U.S. population, the states can ask Congress to require Internet tax collections. The Company cannot predict whether or when legislation regarding taxation of Internet sales, mail order sales and/or delivery and use of tangible property will be enacted. Given the Company’s ability to collect sales tax in the jurisdictions indicated above, the Company does not believe the collection of use taxes would present an undue burden upon the Company in the event that it were determined that the Company was obligated to collect such taxes, and believes it would have no significant impact on the administrative expenses of the Company or the prices charged to customers.

Trademarks

The following are registered trademarks or service marks of the Company: J. Krant Cellars, Glass Ridge, Alazar Winery, Amsbury Winery, Brava Terra, Bryan Woods Winery, Lapis Lazuli Winery & Vineyards, St. Carolyne Winery, San Valencia Winery, Mariel Winery, Jack Canyon Cellars, Redbrick Cellars, Hamilton Estates, Mira Luna, Mischler Estates, Passport Wine Club, Passport Wine Club and Design, Devina Estates, Domaine Paul, Expeditions, Vintage Impressions Plus and Wine Society of America. The Company has filed trademark or service mark applications with the United States Patent and Trademark Office for the following names: Benedetta, Seranza and Lamarette. The Company believes that its trademarks or service marks have significant value and are an important factor in the marketing of its products and the development of its product line of signature wines.

Employees

As of December 31, 2002, the Company employed a total of 98 individuals on a full-time basis. The Company also uses part-time and contract employees on a regular basis at each of its licensed facilities and at its corporate headquarters. None of the Company’s employees is covered by a collective bargaining agreement. The Company believes that it maintains good relations with its employees.

NASDAQ Listing

On August 30, 2002, Nasdaq Staff notified the Company that its common stock failed to maintain a minimum bid price of $1.00 over the previous 30 consecutive trading days as required by The NASDAQ SmallCap Marketplace Rule 4310 (c)(8)(D) and that it had 180 calendar days in which to regain compliance. On December 5, 2002, Nasdaq Staff notified the Company that its common stock had regained compliance since its common stock’s closing bid price had been above $1.00 per share for at least 10 consecutive trading days.

On February 4, 2003, Nasdaq Staff notified the Company that its common stock failed to maintain a minimum bid price of $1.00 over the previous 30 consecutive trading days as required by The NASDAQ SmallCap Marketplace Rule 4310 (c)(8)(D) and that it had 180 calendar days in which to regain compliance. On March 5, 2003, Nasdaq Staff notified the Company that its common stock had regained compliance since its common stock’s closing bid price had been above $1.00 per share for at least 10 consecutive trading days.

Item 2:    Properties

As of December 31, 2002, Geerlings & Wade operated 15 licensed facilities located in 15 states. The Company leases all of these facilities. Each facility is centrally located with easy access to major routes for delivery efficiencies. The Company leased a new facility in Carmel, New York in December 2002, obtained approval to transfer its existing retail license in March 2003 to the new premises and began operations at the new premises in March 2003. The Company allowed its lease of the old premises in New York to expire in February 2003 and ceased operations at that facility in March 2003.

Facility	Location	Expiration
Executive offices, customer service and licensed facility	Canton, MA	2005
Licensed facility	Carmel, NY	2003
Licensed facility	Somers, CT	2004
Licensed facility	Waukegan, IL	2004
Licensed facility	Tampa, FL	2005
Licensed facility	South River, NJ	*
Licensed facility	Petaluma, CA	2004
Licensed facility	Kent, WA	2003
Licensed facility	Chantilly, VA	2005
Licensed facility	Miamisburg, OH	2004
Licensed facility	Denver, CO	2005
Licensed facility	Tempe, AZ	2004
Licensed facility	Bloomington, MN	2005
Licensed facility	Ann Arbor, MI	2003
Licensed facility	Greensboro, NC	2005

*	The Company presently rents such facility on a month-to-month basis and intends to do so for the foreseeable future.

The Company believes that its facilities are adequate for its current needs in each location and that suitable additional space will be available as needed.

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

Item 4:    Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5:    Market for Registrant’s Common Equity and Related Stockholder Matters

The Company’s common stock trades on The NASDAQ SmallCap Market® under the symbol GEER. On March 17, 2003, the Company’s common stock closed at $1.57 per share and had a high price of $1.66 and low price of $1.57 on that date. The following table sets forth, for the periods indicated, the high and low per share sales prices for the common stock as reported on NASDAQ.

	2001		2002
	High	Low	High	Low
First Quarter	$2.41	$1.42	$4.11	$0.40
Second Quarter	2.24	1.50	1.49	0.99
Third Quarter	1.70	1.10	1.10	0.47
Fourth Quarter	1.30	0.54	1.35	0.41

In April 2001, the listing of the Company’s common stock was transferred from the NASDAQ National Market to the NASDAQ SmallCap Market.

As of March 17, 2002, there were approximately 128 holders of record of the Company’s common stock. Cede & Co., a nominee of the Depository Trust Company (“DTC”), owned of record 2,449,604 shares of the Company’s common stock, or approximately 63%. DTC is a securities depository for brokers, dealers and other institutional investors. Securities are deposited with the DTC for the purposes of permitting book entry transfers of securities among such investors. The Company does not know the names of beneficial owners of shares that have been deposited at the DTC.

The Company’s capital stock consists of 10,000,000 authorized shares of common stock, par value $.01 per share, of which, as of March 17, 2002, 3,879,450 shares were issued and outstanding; and 1,000,000 authorized shares of preferred stock, par value $.01 per share, of which, as of March 17, 2002, no shares were issued and outstanding.

The Company has never declared a cash dividend on its common stock. The Board of Directors of the Company has no present intention to pay dividends on common stock and does not anticipate doing so within the next several years. It is the present policy of the Company to retain earnings, if any, to provide for growth and working capital needs.

Item 6:    Selected Financial Data

The following selected financial data is qualified by reference to, and should be read in conjunction with, the financial statements, including the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	Years Ended December 31,
	1998	1999	2000	2001	2002
	(in thousands, except per share data)
Statements of operations data:
Sales	$36,626	$38,863	$37,153	$32,672	$27,869
Cost of sales	18,160	18,940	17,304	15,021	12,638

Gross profit	18,466	19,923	19,849	17,651	15,231
Selling, general and administrative expenses	16,712	20,578	21,314	18,621	17,555
Merger related expenses	—	825	49	—	—

(Loss) income from operations	1,754	(1,480)	(1,514)	(970)	(2,324)
Gain (Loss) on disposal of fixed asset	—	(59)	(69)	—	24
Purchase price advance from Liquid Holdings	—	—	1,250	—	—
Interest (expense) income, net	(10)	45	(138)	(123)	(21)

(Loss) income before income taxes	1,764	(1,494)	(471)	(1,093)	(2,369)
(Benefit) provision for income taxes	751	—	—	411	(700)

Net (loss) income	$1,013	$(1,494)	$(471)	$(1,504)	$(1,669)

Net (loss) income per share
Basic	$0.27	$(0.39)	$(0.12)	$(0.39)	$(0.43)

Diluted	$0.27	$(0.39)	$(0.12)	$(0.39)	$(0.43)

Weighted average common shares outstanding
Basic	3,786	3,843	3,855	3,862	3,875
Diluted	3,801	3,843	3,855	3,862	3,875

	As of December 31,
	1998	1999	2000	2001	2002
	(in thousands)
Balance sheet data:
Working capital	$9,977	$10,054	$8,745	$7,966	$6,435
Total assets	17,205	17,755	18,158	15,154	10,864
Total stockholders’ equity	11,405	10,227	9,788	8,306	6,645

No cash dividends have been declared per common share for each year shown.

Item 7:    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition contains forward-looking statements, including statements about the Company’s earnings, expenses, strategies and objectives. Any such statements are subject to risks and uncertainties that could cause the Company’s actual results to differ materially from those discussed in such forward-looking statements. Prospective information is based on management’s then current expectations or forecasts. Such information is subject to the risk that such expectations or forecasts, or the assumptions underlying such expectations or forecasts, become inaccurate. Factors that could affect the Company’s actual results and could cause such results to differ materially from those contained in forward-looking statements made by or on behalf of the Company include, but are not limited to, those discussed below under the heading “Risk Factors That May Affect Future Results,” other one-time events and other important factors disclosed previously and from time to time disclosed in the Company’s other filings with the Securities and Exchange Commission.

Results of Operations

The following tables set forth the percentage which certain items in the Company’s statements of income for the periods indicated bear to total sales and the Company’s sales by market for the periods indicated:

	Years Ended December 31,
	1998	1999	2000	2001	2002
Sales	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	49.6	48.7	46.6	46.0	45.3
Gross profit	50.4	51.3	53.4	54.0	54.7
Selling, general and administrative expenses	45.6	53.0	57.4	57.0	63.0
Merger related expenses	—	2.1	0.1	—	—
(Loss) income from operations	4.8	(3.8)	(4.1)	(3.0)	(8.5)
Loss on disposal of fixed asset	—	—	(0.2)	—	0.1
Purchase price advance from Liquid Holdings	—	—	3.4	—	—
Interest (expense) income, net	—	0.1	(0.4)	(0.4)	(0.1)
(Loss) income before income taxes	4.8	(3.8)	(1.3)	(3.3)	(8.5)
(Benefit) provision for income taxes	2.1	—	—	1.3	(2.5)
Net (loss) income	2.7	(3.8)	(1.3)	(4.6)	(6.0)

	Years Ended December 31,
Market (excludes shipping revenue)	1998	1999	2000	2001	2002
	(in thousands)
Massachusetts (1)	$5,960	$6,553	$5,780	$5,013	$4,135
Connecticut (2)	2,079	2,257	2,135	1,889	1,712
New York	5,061	5,065	4,775	4,159	3,684
Illinois (2)	2,805	2,939	2,726	2,426	2,152
Florida …	3,194	3,413	3,177	2,799	2,491
California (2)	3,833	3,943	3,883	3,383	2,822
New Jersey	3,559	3,634	3,592	3,273	2,769
Washington	1,049	1,043	840	649	493
Virginia	1,996	1,889	1,795	1,505	1,143
Ohio	2,566	2,622	2,265	2,124	1,822
Minnesota (2)	436	494	511	444	386
Colorado	718	769	780	587	538
Arizona…	601	639	668	656	566
Michigan	917	1,126	1,234	1,050	877
Texas (Opened March 1999)(3)	—	480	781	620	439
North Carolina (Opened May 2000)	—	—	359	653	566

Totals	$34,774	$36,866	$35,301	$31,230	$26,595

(1)	Includes sales from catalog accessories and from the Newbury Street, Boston store. The Newbury Street, Boston store was closed in February 2001.
(2)	Includes authorized sales into additional states.
(3)	The Texas facility was closed in October 2002.

Years Ended December 31, 2002, 2001 and 2000

Sales.    The Company’s revenues are derived from the sale of wine, wine-related accessories, delivery income and memberships. In 2002, sales decreased $4,802,000, or 14.7%, from $32,672,000 in 2001 to $27,869,000 in 2002. From 2000 to 2001, sales decreased $4,481,000, or 12.1%, from $37,153,000 in 2000 to $32,672,000 in 2001. Revenues declined in 2002 as a result of the Company’s decision to reduce the number of mail promotions (circulation) sent to less active customers. In addition, the Company’s active customer base has declined over the past two years as a result of reduced customer acquisition activity, which has led to a decline in sales. The Company curtailed its customer acquisition efforts in 2000 and 2001 as compared to prior years because of the high cost of acquiring each customer. During the first half of 2002, however, the Company invested heavily to develop and test new customer acquisition concepts and achieved success with several concepts. In the second half of 2002, the Company retested its new customer acquisition techniques but on a limited basis. Sales, in 2002, from first time customers, including sales from new Passport Club members were approximately even with sales from first time customers in 2001. Due to the smaller customer base and somewhat smaller average order sizes, sales to existing customers accounted for all of the sales decline of $4,802,000 in 2002 as compared to 2001. Accessories sales and membership sales in 2002 were $305,000 and $629,000, respectively. These results represented a $137,000 reduction in accessory sales and a $104,000 reduction in membership sales from 2001. Delivery income declined by $167,000 from 2001 to 2002 resulting from a decrease in sales, but as a percentage of sales delivery income increased due to a higher portion of Passport Club sales, which have higher delivery fees than the average sale. Delivery income as percentage of sales was 5.1%, 4.4% and 4.6% in 2000, 2001 and 2002, respectively.

The number of cases (12 bottles) of wines sold by the Company decreased by 52,400, or 18.7%, from 280,400 cases in 2001 to 228,000 cases in 2002. The number of cases sold decreased by a greater percentage (18.7%) than did sales (14.7%) because the average bottle price increased on sales to existing customers. From 2000 to 2001, the number of cases sold decreased by 56,200, or 16.7%, from 336,600 cases in 2000 to 280,400 cases in 2001. The average number of cases purchased per customer remained the same in 2002 at 2.52 as in 2001. The average number of cases purchased per customer decreased from 2.59 in 2000 to 2.52 in 2001. All markets that were operating in 2001 and 2002 reflect sales declines between 2001 and 2002. Between 2000 and 2001 all markets except North Carolina reflect sales declines. Sales from memberships were 1.8%, 1.9% and 1.9% of overall revenues in 2000, 2001 and 2002, respectively. Sales from wine related accessories were 1.4%, 1.4% and 1.1% of overall revenues in 2000, 2001 and 2002, respectively. In 2002, the Company promoted fewer accessory items and less often in its mailings than during the two prior years.

The average case price for cases sold by the Company increased by $5.66 from $106.74 in 2001 to $112.40 in 2002, a 5.3% increase. The average case price for cases sold by the Company increased from $100.02 in 2000 to $106.74 in 2001, a 6.7% increase The increase in 2002 can be attributed to selling more wines under the Passport Club, which bear a higher price point than the Company’s average price and selective price increases on wines and other promotions. At this time, the Company does not believe that it will need to lower prices to compete in the marketplace. In 2002, Geerlings & Wade did discount selected products to reduce inventory and maintain a manageable number of SKUs.

Gross Profit.    Gross profit declined in 2002 as compared to 2001 due to lower sales. In 2002, gross profit decreased $2,419,000, or 13.7%, from $17,651,000 in 2001 to $15,232,000 in 2002. From 2000 to 2001, gross profit decreased $2,198,000, or 11.1%, from $19,849,000 in 2000 to $17,651,000 in 2001. Gross profit as a percentage of sales increased from 53.4% in 2000 to 54.0% in 2001 to 54.7% in 2002. The increase in gross profit as a percentage of sales resulted primarily from favorable exchange rates in 2001, from improved purchasing by the Company in 2001 and 2002 and from selective price increases in 2002. Gross profits for all sales per case of wine sold increased $3.87 per case during 2002 to $66.76 per case from $62.89 per case in 2001. In 2000, the gross profit per case was $58.93.

Several factors cause the Company’s gross margins to vary. Fluctuations in foreign currency exchange rates influence the cost at which the Company is able to buy wine. In addition, the Company sells its more expensive wines at a lower gross margin percentage than its less expensive wines. Consequently, the Company’s gross profit as a percentage of sales diminishes if the average price points of the Company’s product mix increases. Nationally branded wines are sold at gross margins that are significantly lower than the average gross margins for the Company’s privately sourced wine. Therefore, if the Company materially increased the sale of nationally branded wine, its gross margin percentage would be adversely affected. The Company does not expect to materially change the mix between privately sourced and nationally branded wines.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $1,067,000 from $18,622,000 in 2001 to $17,555,000 in 2002, or 5.7%. From 2000 to 2001, selling, general and administrative expenses decreased $2,692,000 from $21,314,000 in 2000 to $18,622,000 in 2001, or 12.6%. As a percentage of sales, selling, general and administrative expenses equaled 63.0% in 2002, 57.0% in 2001 and 57.4% in 2000. Selling, general and administrative costs decreased in most areas except staffing in 2002 as compared to 2001.

Lower marketing expense, which is referred to as “advertising costs” in the financial statement footnotes, provided the most savings of any category in selling, general and administrative expenses in 2002. Marketing expense was $397,000 less in 2002 as compared to 2001. Overall, the Company reduced circulation of its mail promotions by 5,239,000 pieces in 2002, a 15% volume decrease as compared to 2001. The Company reduced the amount it spent to acquire customers in 2002 by $198,000 from $3,080,000 in 2001 to $2,882,000 in 2002. The Company accomplished this savings, even though extensive research and testing was conducted in 2002, by developing more cost effective customer acquisition programs. The Company reduced the cost of marketing to its existing customers by $200,000 in 2002. Marketing expense for existing customers was $2,629,000 in 2001 and $2,429,000 in 2002. The Company accomplished this primarily by reducing circulation to less active customers and was still able to bear the added expense for research and testing to develop new marketing programs intended for existing customers.

Lower marketing expense also provided the most savings of any category in selling, general and administrative expenses between 2001 and 2000. Marketing expense was $1,416,000 less in 2001 as compared to 2000. Overall, the Company reduced circulation of its mail promotions by 3,252,000 pieces in 2001, a 21% volume decrease as compared to 2000. The Company reduced the amount it spent to acquire customers in 2001 by $1,272,000 from $4,352,000 in 2000 to $3,080,000 in 2001. The Company reduced the cost of marketing to its existing customer by $149,000 in 2001. Marketing expense for existing customers was $2,778,000 in 2000 and $2,629,000 in 2001. The Company accomplished this primarily by reducing circulation to less active customers and to prospective customers.

Following the Company’s decision in the second quarter of 1999 to standardize the wines it sells in each state, the Company has been able to standardize its customer mailings and save significant per unit printing expenses starting in 2000. However, to manage inventory better by selling previously promoted wines, the Company remarketed wines promoted throughout its promotions during the first six months of 2002.

In 2002, the Company had increased delivery expense of $10,000 over delivery expense in 2001 but lower fulfillment expense. Delivery expense increased due to increased rates by third party couriers, shipping fewer bottles per shipment and additional packaging. As the number of bottles shipped per shipment decreases, the delivery cost as a percentage of sales increases since delivery costs have minimum charges per shipment and delivery charges become linear, in general, only above a certain minimum charge. The Company continues to attempt to lower delivery expenses. Fulfillment expense was lower due to lower sales and to management of staffing expense. As a percentage of sales, delivery costs were 12.9% in 2002 compared to 11.0% in 2001.

In 2001, the Company had decreased delivery expense of $910,000 compared to 2000 and lower fulfillment expense. These improvements were a result in large part from lower sales and shipments, but delivery expense was lower as a percentage of sales due to improved business practices and better freight rates. As a percentage of sales, delivery costs were 11.0% in 2001 compared to 12.1% in 2000.

Variable fulfillment costs, comprised of credit card fees and fulfillment decreased by $333,000 in 2002. Another $322,000 in overhead, including salaries and $269,000 in goodwill amortization, contributed to the remaining selling, general and administrative expense decrease for 2002. Minor decreases in overhead and fulfillment costs made up the difference in the remainder of the 2000 to 2001 decrease in selling, general and administrative costs.

Interest Income (expense).    In 2002, the Company incurred interest expense of $61,000, a decrease of $84,000 from interest incurred in 2001 of $145,000, as a result of borrowings under the Company’s credit facility with Citizens Bank of Massachusetts. In 2000, the Company incurred interest expense of $153,000 as a result of borrowings under the facility. Interest income increased in 2002 by $18,000 from $22,400 in 2001 to $40,400 in 2002 as a result of investing higher cash balances in overnight instruments. Interest income decreased in 2001 by $6,700 from $15,700 in 2000 to $22,400 in 2001. The net effect is that the Company had net interest expense of $20,600 in 2002, $122,600 in 2001 and $137,300 in 2000.

Provision (Benefit) for Income Taxes.    The Company recorded a tax benefit of $700,000 in 2002 that represents expected tax refunds for loss carry back claims resulting from changes in the tax laws. The Company expects to receive these refunds in 2003. Although the Company incurred a net loss in 2000 and 2001, the Company decided not to book a benefit in 2001 due to the uncertainty regarding the ultimate realization of the related deferred tax asset. In addition, the Company determined that it needed to provide a valuation reserve for its deferred tax assets and, as a result, recorded a tax provision of $411,000 in 2001.

Net (Loss).    The Company recognized a net loss of $1,669,000, $1,504,000 and $471,000 in 2002, 2001 and 2000, respectively. The larger loss in 2002 as compared to the loss in 2001 resulted from a decline in sales without the same or better reductions in expenses measured as a percentage of sales, particularly in staffing, facility costs and marketing. The lower loss in 2000 as compared to 2002 and 2001 resulted from recognition of the $1,250,000 purchase price advance related to the termination of a merger agreement with Liquid Holdings, Inc. in February 2000. Once adjusted for this significant amount, the 2002 and 2001 losses were comparable to the loss in 2000.

Liquidity and Capital Resources

In 2002, the Company’s primary capital needs were for funding the research and development of marketing programs. As of December 31, 2002, the Company had cash and cash equivalents totaling $2,098,000, compared to $3,382,000 as of December 31, 2001. During 2002, the Company generated $3,649,000 from inventory reductions.

In 2002, the Company borrowed working capital at the prime rate plus two percent from Citizens Bank of Massachusetts under a credit agreement. This facility terminated pursuant to its terms on December 27, 2002. The Company and the bank amended the credit agreement in March 2002 and December 2002 to waive certain defaults, to adjust certain financial covenants, to provide for a reduction in the principal amount available for borrowing and to modify the maturity date. The Company repaid all amounts outstanding under the facility in December 2002.

On February 24, 2003, the Company closed a credit facility for $800,000 extended by all of its outside directors. The credit facility bears interest at the greater of the prime rate plus 3% or 6%, terminates on March 31, 2004, and the loan agreement has terms the Company believes to be more favorable than terms and conditions the Company could obtain from unaffiliated lending sources. Substantially all of the assets of the Company serve as collateral under this agreement. In connection with entering into this loan, the Company issued 10-year warrants to the lenders as an inducement for extending this credit facility. The lenders were issued, in the aggregate, warrants to purchase 42,104 shares of the Company’s common stock at an exercise price of $2.375 per share. The exercise price of the warrants was 125% of the closing price of the Company’s common stock on the closing date of the credit facility. As of March 26, 2003, the Company had $300,000 outstanding under this facility. Based on the Company’s cash flow projections and on securing the new loan, the Company believes that it has adequate liquidity to operate its business in 2003.

In 2002, the Company generated $1,048,000 in cash from operating activities compared to generating $1,695,000 in 2001. The cash generated by operating activities in 2002 resulted primarily from a decrease in inventory of $3,649,000, a decrease in prepaid mailing costs of $88,000, and an increase in accounts payable of

$145,000. These activities were partially offset by a net loss of $1,669,000, a decrease in prepaid and other expenses, which includes refundable taxes, of $647,000, an increase in accounts receivable of $349,000, a decrease in deferred revenue of $383,000 and accrued sales taxes and expenses of $141,000.

The Company had working capital of $7,966,000 and $6,435,000 at December 31, 2001 and 2002, respectively. Under the Company’s merchandising plan for 2000, the Company committed to purchasing large quantities of wine. The Company was unable to sell all this wine at the same turn rate as it had in 1999, which resulted in higher inventories. In addition, as a result of the alcoholic beverage regulatory framework within which the Company operates, the Company is required to maintain separate inventories in each of the markets in which it operates a licensed facility and is not permitted to transfer inventory between such facilities. To reduce inventory to historical levels, the Company purchased lower quantities in 2001 and 2002 than it purchased for 2000 and used wines from existing stock in its mail promotions. The Company was able to reduce inventory by $3,809,000 in 2001 as a result of this curtailed buying. During the first six months of 2002, the Company continued selling from existing inventory as much as possible and was able to further reduce inventories. Although the Company purchased new wines for promotions in the third and fourth quarters of 2002, it was able to reduce its inventory balance by $3,649,000 for all of 2002, a reduction of 38% since December 31, 2001. The Company plans to operate at or around the inventory levels recorded at December 31, 2002 throughout 2003 with variations for seasonal selling.

As the Company adapts its just-in-time order fulfillment system, it expects to use inventory more efficiently since most inventory will be supplied only where it is demanded by customers.

During 2002, net cash of $87,000 was used in investing activities. Purchases included approximately $41,000 in connection with the Company’s computer system and software enhancements, $11,000 in property and equipment and $7,000 for furniture and fixture purchases and leasehold improvements. Net cash of $234,000 was used in investing activities in 2001, $137,000 in connection with the Company’s computer system and software enhancements, $19,000 in property and equipment and $68,000 for furniture and fixture purchases and leasehold improvements.

Total cash used in financing activities in 2002 was $2,243,000, of which $2,250,000 represented repayments under the line of credit. This was offset by $8,000 which was generated from issuance of stock under the Company’s Employee Stock Purchase Plan.

The Company had the following contractual obligations at December 31, 2002:

	Less than 1 year	1-3 years	Total
Long-term debt	$—	$—	$—
Purchase commitments	4,417,000	633,000	5,050,000
Operating leases	763,000	879,000	1,642,000
Total contractual obligations	$5,180,000	$1,512,000	$6,692,000

The Company’s ability to meet its scheduled obligations will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. Based upon the current level of operations, anticipated cost savings and expected revenue, the Company believes that cash flow from operations and available cash will be adequate to meet the Company’s working capital needs for 2003. The Company’s liquidity sources will not be sufficient to permit the Company to grow unless the Company pursues alternative sources of liquidity. However, there can be no assurance that the Company will be able to obtain alternate sources of liquidity on commercially reasonable terms or at all.

Exchange Rates.    The Company engages in currency-hedging activities related to firm commitments for the purchase of inventories in an effort to fix costs and manage the impact of exchange rate fluctuations As of December 31, 2002, the Company had $243,000 in foreign exchange contracts outstanding.

Critical Accounting Policies and Estimates

In May 2002, the SEC proposed disclosure rules that would require registrants to include in Management’s Discussion and Analysis a separate section regarding the application of critical accounting policies that discloses the critical accounting estimates that are made by a registrant in applying its accounting policies and information concerning the initial adoption of certain accounting policies that have a material impact on a registrant’s financial presentation. Note 2 of the Notes to the Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our Financial Statements. The following is a brief discussion of the more significant accounting policies and methods used the Company.

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

Revenue from merchandise sales is recognized at the time of shipment to the customer. The Company offers three-year membership programs to customers, which provide them with certain preferred customer privileges. Revenue derived from memberships is recognized ratably over the related membership period. Sales returns are not material. Mailing list rental revenue is recognized when the list is fulfilled. Delivery revenue is recognized at the time of shipment to the customer.

The cost of certain direct advertising materials mailed to existing customers is capitalized. These costs are expensed as advertising costs in relation to the revenues that are derived from the mailings. Revenue estimates are used to determine the cost recovery period of prepaid mailing costs. The Company amortizes these advertising costs for a period of up to three months. Actual results may differ from these estimates under different assumptions or conditions.

Income taxes are provided for in accordance with SFAS No. 109, Accounting for Income Taxes. Accordingly, a deferred tax asset or liability is recorded based on the differences between the financial reporting and tax bases of assets and liabilities, as measured by the enacted tax rates. The deferred tax provision (benefit) results from the net change during the year of deferred tax assets and liabilities. The Company has recorded a valuation allowance against its deferred tax assets due to the uncertainty regarding their realizability. During 2002 certain tax laws were changed to allow the Company to carryback losses five years instead of the previous two year carryback. As a result of this change in tax law, the Company was able to carryback previous and current year losses, which resulted in a $700,00 tax benefit.

New Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements SFAS Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. SFAS No. 145 rescinds Statement No. 4, Reporting Gains and Losses from Extinguishments of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS No. 145 also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. SFAS No. 145 amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provision of SFAS No.145 related to the rescission of Statement No. 4 shall be applied in fiscal year beginning after May 15, 2002. The provisions of SFAS No. 145 related to Statement No. 13 should be for transactions occurring after May 15, 2002. Early application of the provisions of this Statement is encouraged. The Company does not expect that the adoption of SFAS No. 145 will have a significant impact on its results of operations, financial position or cash flows.

In June 2002, the FASB issued SFAS No. 146 Accounting for Costs Associated with Exit or Disposal Activities. This statement superseded EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. Under this statement, a liability or a cost associated with a disposal or exit activity is recognized at fair value when the liability is incurred rather than at the date of an entity’s commitment to an exit plan as required under EITF 94-3. The provision of this statement is effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption permitted. The Company does not expect that the adoption of SFAS No. 146 will have a significant impact on its results of operations, financial position or cash flows.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation— Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, it amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements and the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The annual requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002 and the interim requirements are effective for interim periods beginning after December 15, 2002. The Company does not plan to transition to the fair value method of accounting for its stock-based employee compensation. The Company had adopted the disclosure requirements of this provision for the year ended December 31, 2002.

Risk Factors That May Affect Future Results

Regulation.    The alcoholic beverage industry is subject to extensive specialized regulation under state and federal laws and regulations, including the following matters: licensing; the payment of excise taxes; advertising, trade and pricing practices; product labeling; sales to minors and intoxicated persons; changes in officers, directors, ownership or control; and, relationships among product producers, importers, wholesalers and retailers. While the Company believes that it is in material compliance with all applicable laws and regulations, in the event that it should be determined that the Company is not in compliance with any applicable laws or regulations, the Company could become subject to cease and desist orders, injunctive proceedings, civil fines, license revocations and other penalties which could have a material adverse effect on the Company’s business and its results of operations.

In addition, the alcoholic beverage industry is subject to potential legislation and regulation on a continuous basis including in such areas as direct and Internet sales of alcohol. There can be no assurance that new or revised laws or regulations, increased licensing fees, specialized taxes or other regulatory requirements will not have a material adverse effect on the Company’s business and its results of operations. While to date the Company has been able to obtain and retain licenses necessary to sell wine at retail, the failure to obtain renewals or otherwise retain such licenses in one or more of the states in which the Company operates would have a material adverse effect on the Company’s business and its results of operations. The Company’s growth strategy includes expansion of its business into additional states; however, there can be no assurance that the Company will be successful in obtaining licenses in any additional states.

In addition, Geerlings & Wade offers its customers the opportunity to purchase one and three-year memberships. This membership program has from time to time generated regulatory scrutiny, and there can be no assurance that the Company will be able to continue its membership program in its current form in existing markets or that markets in which the Company may become licensed in the future will allow the sale of memberships, which could have a material adverse effect on the Company’s business and results of operations.

From time to time, the Company may introduce new marketing initiatives, which may be expected to undergo regulatory scrutiny. There can be no assurance that such initiatives will not be stymied by regulatory criticism.

Limited Operating History; Management of Growth.    Geerlings & Wade has a limited operating history upon which investors may evaluate its performance. Although the Company was profitable in 1997 and 1998, the Company was not profitable in 1995, 1996, 1999, 2000, 2001 and 2002, and there can be no assurance that it will operate profitably in the future. In addition, the Company has only limited management, operational and financial resources to accommodate growth, should it occur. The Company’s ability to manage any growth effectively would require it to continue to implement and improve its operational and financial systems and to hire and train new employees. These demands would require additional management resources and the development of additional expertise by existing management. The failure to manage any growth effectively would have a material adverse effect on the Company. There can be no assurance that Geerlings & Wade will be able successfully to attract and retain the skilled and experienced personnel required to manage its business.

Liquidity.    The Company’s current liquidity sources are not sufficient to permit the Company to grow in a manner that would be most advantageous for stockholders. The Company intends to pursue alternative sources of liquidity, but there can be no assurance that the Company will obtain alternate sources of liquidity on commercially reasonable terms or at all.

Limitations Due to the Company’s Indebtedness.    At December 31, 2002, Geerlings and Wade had no of indebtedness outstanding and had terminated its credit facility with Citizens Bank. On February 24, 2003, the Company entered into a credit facility of up to $800,000 with all of its outside directors, under which the Company had $300,000 outstanding as of March 26, 2003. This debt could have adverse consequences for its business, including:

•	The Company may be more vulnerable to adverse general economic conditions;

•	The Company will be required to dedicate a substantial portion of its cash flow from operations to repayment of debt, which limits the availability of cash for other purposes;

•	The Company may have reduced flexibility in planning for, or reacting to, changes in its business and market; and

•	The Company may be unable to comply with the covenants under which it borrowed amounts, which would result in an event of default. If an event of default occurs and is not cured or waived, it would result in all amounts outstanding, together with accrued interest, becoming immediately due and payable. If the Company were unable to repay such amounts, the Company’s lenders could proceed against the collateral granted to it as security for the indebtedness. There can be no assurance that the Company will maintain compliance with the covenants under its credit agreement.

The Company’s ability to pay principal and interest on its indebtedness, to meet covenants and to satisfy other obligations will depend largely upon its future operating performance, which will be impacted by economic conditions and financial, business and other factors, certain of which are beyond the Company’s control.

Substantially all of the Company’s assets are pledged as collateral under its credit facility.

Issues Related to Mailings.    The Company solicits orders from existing customers through direct mail marketing campaigns. Direct mail marketing campaigns are capital-intensive and the cost-effectiveness of such campaigns depends, to a large extent, upon the accuracy of assumptions and judgments made by the Company. There can be no assurance that such direct marketing campaigns will be completed on a cost-effective basis. The failure of any such marketing campaign to generate new purchases from existing customers on a cost-effective basis may have a material adverse effect on the Company’s business and results of operations. Public reaction anthrax or other scares through the U.S. mail system may result in a reduction of the utility of our direct mail marketing campaigns, which may impact the Company’s revenues.

Increases in the cost of paper or printing could have a negative impact on the Company’s business and results of operations to the extent that the Company is unable to pass on such increases directly to customers.

The Company relies on the services of outside vendors to prepare and distribute its mailings in accordance with Company specifications and schedules. The failure of such outside vendors to perform such services according to Company specifications or to adhere to Company mailing schedules may have a material adverse effect on the Company’s business and results of operations.

Increases in Postage Rates; Dependence on Shippers.    The Company’s marketing efforts have traditionally been conducted through direct mail campaigns. As a result, increases in postage rates may have a material adverse effect on the Company’s business and its results of operations. Except in Massachusetts and New Jersey, the Company is dependent upon delivery services provided by UPS or other licensed delivery companies. A work stoppage, strike or other interruption in service experienced by UPS or other delivery companies, such as the UPS driver strike in 1997, may have a material adverse effect on the Company’s business and its results of operations. Additionally, increases in shipping rates may have a material adverse effect on the Company’s business and its results of operations. Finally, if UPS were to terminate delivery services for alcoholic beverages in certain states, as it did in 1999 in Florida, Nevada and Connecticut, the Company would likely incur significantly higher shipping rates that would have a material adverse effect on the Company’s business and its results of operations. If any state prohibits or limits intrastate shipping of alcoholic beverages by third party couriers, the Company would likely incur significantly higher shipping rates that would have a material adverse effect on the Company’s business and its results of operations.

Dependence on Wine Selection and Sourcing.    To a large extent, the Company’s success depends upon its wine selection and sourcing capabilities. There can be no assurance that the Company will be able to consistently develop a selection of wines that will enable the Company to maintain or expand its customer base. Many of the Company’s wines are sourced by Mr. Peter Van Hoof, one of the Company’s primary negociants for Europe, and Mr. Guy Davis, one of the Company’s primary negociants for the U.S. The loss of services of either of these parties could have a material adverse effect on the Company and its results of operations. In the event that a wine proves to be unpopular for any reason or the Company orders an excessive quantity of one or more wines, it may encounter liquidity problems under these circumstances, which may have a material adverse effect on the Company and its results of operations.

Dependence on Consumer Spending.    The success of Geerlings & Wade depends upon a number of factors related to the level of consumer spending, including the general state of the economy, federal and state tax rates and consumer confidence. Changes in consumer spending, such as the fluctuations occurring in the months after the terrorist attacks of September 11, 2001 or in reaction to a weakening economy, in both the national and regional economies may affect both the quantity and the price of wines that consumers choose to purchase.

Competition; Changes in Consumer Tastes.    The Company competes with a broad range of wine specialty stores, retail liquor stores, discount clubs, online wine retailers, other direct-mail wine merchants and certain supermarket stores, many of which may have significantly greater resources than the Company. Additionally, the Company’s wines compete with other alcoholic and non-alcoholic beverages. There can be no assurance that the Company will be able to successfully compete with its current or future competition. Although consumption of premium wines in the United States has increased, there can be no assurance that changes in consumer preferences or tastes will not have a material adverse effect on the Company’s business and results of operations.

Health Issues.    Since 1989, federal law has required health-warning labels on all alcoholic beverages. Although an increasing number of research studies suggest that health benefits may result from the moderate consumption of wine, these suggestions have been widely challenged and a number of groups advocate increased governmental action to restrict consumption of alcoholic beverages. Restrictions on the sale and consumption of wine or increases in the taxes imposed on wine in response to concerns regarding health issues may have a material adverse effect on the Company’s business and operating results. There can be no assurance that there will not be legal or regulatory challenges to the industry as a whole, and any such legal or regulatory challenge may have a material adverse effect on the Company’s business and results of operations.

Exchange Rates; Currency Fluctuations.    The Company sources many of its wines from certain European countries and Australia and makes payment for such purchases in local currencies. From time to time, the Company engages in currency-hedging activities related to firm commitments for the purchase of inventories in an effort to fix costs and manage the impact of exchange rate fluctuations. Changes in exchange rates or currency fluctuations that disfavor the U.S. dollar could have a material adverse effect on the Company’s business and results of operations.

Excise Taxes, Customs Duties and Tariffs.    The federal government and various states impose excise taxes, duties and tariffs on wine. Increases in the federal excise tax on wine or increases in state excise tax levels may have a material adverse effect on the Company’s business and its results of operations. In 2002, approximately 60% of the total cases of wine sold by the Company were imported. Increases in duty or tariff levels may have a material adverse effect on the Company’s business and results of operations.

Agricultural Conditions; Grape Supply.    Winemaking and grape growing are subject to a variety of agricultural risks. Various diseases and pests, drought, frosts and certain other weather conditions may have a material adverse effect on the quality and quantity of grapes available to producers, thereby having a material adverse effect on the cost of domestic or imported wines available to the Company and on the prices of wine established by the Company’s competition.

Dependence on Computers.    The Company relies on software, hardware, the Internet and telecommunications equipment and services to transact, process, record, keep, analyze and manage all aspects of its business. In the event any of these major components or services fail for an extended period of time, this could have a material adverse effect on the Company’s operations, sales and profitability.

Item 7A:    Quantitative and Qualitative Disclosure about Market Risk

The following discussion about the Company’s market risk disclosures contains forward-looking statements. Actual results could differ materially from those contained in forward-looking statements.

The Company is exposed to market risk related to foreign currency exchange rates. The Company does not use derivative financial instruments for speculative or trading purposes. The Company enters into foreign exchange forward contracts to reduce its exposure to currency fluctuations on vendor accounts payable denominated in foreign currencies. The objective of these contracts is to neutralize the impact of foreign currency exchange rate movements on the Company’s operating results. The gains and losses on these contracts are included in earnings when the underlying foreign currency denominated transaction is recognized. The Company realized no gains or losses related to these contracts in 2002. Losses related to these instruments for fiscal 2002 were not material to the Company. Looking forward, the Company does not anticipate any material adverse effect on its financial position, results of operations or cash flows resulting from the use of these instruments. However, there can be no assurance that these strategies will be effective or that transaction losses can be minimized or forecasted accurately.

Item 8:    Financial Statements and Supplementary Data

The information called for by this item is indexed on page F-1 of this Report and is contained on pages F-2 through F-20.

Item 9:    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Effective July 1, 2002, the Company dismissed Arthur Andersen as its independent public accountants and thereafter appointed BDO Seidman, LLP as its new independent accountants. The decision to dismiss Arthur Andersen LLP and to retain BDO Seidman was approved by the Company’s Audit Committee. The Company signed a formal engagement letter with BDO Seidman on August 12, 2002.

Arthur Andersen’s reports on the Company’s financial statements as of and for the fiscal years ended December 31, 2001 and 2000 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

During the Company’s two most recent fiscal years ended December 31, 2001 and the subsequent interim period through July 1, 2002, there were no disagreements between the Company and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Arthur Andersen’s satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their reports.

None of the reportable events described under Item 304(a)(1)(v) of Regulation S-K occurred within the Company’s two most recent fiscal years ended December 31, 2001 and the subsequent interim period through July 1, 2002.

The Company provided Arthur Andersen with a copy of the foregoing disclosures. A copy of Arthur Andersen’s letter, dated July 1, 2002, stating their agreement with these statements is attached as Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2002.

During the Company’s two most recent fiscal years ended December 31, 2001 and through the date on which the Audit Committee authorized the engagement of BDO Seidman, the Company did not consult BDO Seidman with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, or any other matters or reportable events required to be disclosed under Item 304(a)(2)(i) and (ii) of Regulation S-K.

PART III

Item 10:    Directors and Executive Officers of the Registrant

The information required by this Item is included under the captions “Re-election of Directors,” “Executive Compensation; Certain Arrangements” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the proxy statement for use in connection with the Company’s 2003 Annual Meeting of Stockholders (the “Proxy Statement”), and is incorporated herein by reference.

Item 11:    Executive Compensation

The information required by this Item is included under the captions “Executive Compensation; Certain Arrangements,” and “Compensation Committee Report” in the Proxy Statement, and is incorporated herein by reference.

Item 12:    Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

The information required by this Item is included under the captions “Securities Ownership of Certain Beneficial Owners and Management” and “Approval of Increase in Shares Reserved for Issuance Under the Company’s Stock Option Plan – Securities Authorized for Issuance Under Equity Compensation Plans” in the Proxy Statement and is incorporated herein by reference.

Item 13:    Certain Relationships and Related Transactions

The information required by this Item is included under the captions “Re-Election of Directors – Directors’ Compensation” and “Related Party transactions” in the Proxy Statement and is incorporated herein by reference.

Item 14.    Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the Company’s disclosure controls and procedures as of a date within 90 days of filing this report. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms.

(b) Changes in Internal Controls and Procedures. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation of these controls by the Company’s Chief Executive Officer and Chief Financial Officer, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15:    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The financial statements and financial statement schedules filed as part of this Report are listed and indexed at Page F-1.

Listed below are all exhibits filed as part of this Report. Certain exhibits are incorporated herein by reference to (i) the Company’s Registration Statement on Form S-1 originally filed on May 5, 1994  (File No. 33-78624), and (ii) documents previously filed by the Company with the Securities and Exchange Commission under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended.

Accompanying this Annual Report on Form 10-K are the certificates of the Chief Executive Officer and Chief Financial Officer required by Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, copies of which are furnished as exhibits to this report.

Exhibit No.	Description
3.1	Form of Amended and Restated Articles or Organization of the Company. (1)
3.2	Amended and Restated By-laws of the Company. (1)
4.1	Specimen Certificate of Common Stock. (1)(2)
4.2	Registration Rights Agreement by and among certain Stockholders and the Company. (1)
10.1	Lease Agreement between the Company and Naughton Company dated April 11, 1994. (1)
10.2	California Public Warehouse Letter Agreement. (1)
10.3	Form of Employment Agreement for Huib E. Geerlings. (1)*
10.4.1	Agreement dated as of April 7, 2000 between the Company and David Pearce. (17)*
10.4.2	Letter Agreement by and between the Company and David R. Pearce dated July 2, 2002. (23)*
10.5.1	Credit Agreement dated as of April 13, 2000 between the Company and Citizens Bank of Massachusetts (17)
10.5.2	Post-Closing Agreement dated as of April 13, 2000 between the Company and Citizens Bank of Massachusetts. (17)
10.5.3	First Amendment to the Credit Agreement dated as of December 4, 2000 between the Company and Citizens Bank of Massachusetts, including the Amended and Restated Post-Closing Agreement. (18)
10.5.4	Second Amendment to the Credit Agreement dated as of March 5, 2001 between the Company and Citizens Bank of Massachusetts. (18)
10.5.5	Waiver dated May 15, 2001 between the Company and Citizens Bank of Massachusetts.
10.5.6	Third Amendment to Credit Agreement and Related Agreements Between Citizens Bank of Massachusetts, Geerlings & Wade, Inc. and Geerlings & Wade of Texas, Inc. dated March 26, 2002. (22)
10.5.7	Fourth Amendment to Credit Agreement and Related Agreements Between Citizens Bank of Massachusetts, Geerlings & Wade, Inc. and Geerlings & Wade of Texas, Inc. dated December 6, 2002.
10.6	Stock Option Plan, as amended. (9)(13)(14)
10.7	Non-Employee Director Stock Option Plan, as amended. (1)(12)
10.8	Employee Stock Purchase Plan. (1)

Exhibit No.	Description
10.9	Lease Agreement between the Company and Pacific Realty Associates, L.P. dated July 18, 1994. (3)
10.10	Lease Agreement between the Company and Flint Lee Limited Partnership dated August 31, 1994. (3)
10.11	Lease Agreement between the Company and 47th Avenue Industrial Properties dated October 6, 1994. (3)
10.12	Lease Agreement between the Company and Mehland Developers dated October 31, 1994. (3)
10.13	Lease Agreement between the Company and Hohokam Realty Condominiums dated October 31, 1994. (4)
10.14	Lease Agreement between the Company and Bruce K. and Gayle J. Hoyt dated November 23, 1994. (5)
10.15	Lease Agreement between the Company and Cole Taylor Bank dated August 23, 1995. (6)
10.16	Lease Agreement between the Company and Debra Campbell dated July 15, 1996. (7)
10.17	Lease Agreement between the Company and Simon Champagne dated July 24, 1996. (7)
10.18	Lease Agreement between the Company and Enviro-zyme International, Incorporated dated January 6, 1997. (8)
10.19	Lease Agreement between the Company and William Eddy dated January 24, 1997. (8)
10.20	Lease Amendment between the Company and 47th Avenue South Properties, LLC dated February 1, 1998. (10)
10.21	Lease Addendum between the Company and Mehland Developers dated January 13, 1998. (10)
10.22	Lease Amendment between the Company and PBP-N, Inc. dated October 9, 1997. (10)
10.23	Lease Amendment between the Company and Bruce K. Hoyt dated March 18, 1998. (10)
10.24	Sublease Agreement between the Company and Fishman Supply Co. dated June 12, 1998 and Lease Agreement between the Fishman Supply Co. and Charles R. Stephens dated September 1, 1989. (11)
10.25	Lease Amendment between the Company and Jerry L. Ivy dated April 21, 1998. (13)
10.26	Lease Agreement between the Company and Corporate Exchange Limited Partnership dated October 9, 1998. (13)
10.27	Lease Amendment between the Company and Flint Lee Limited Partnership dated June 22, 1999. (15)
10.28	Lease Amendment between the Company and William Eddy dated October 1, 1999. (15)
10.29	Lease Agreement between the Company and Cader Lane Associates dated September 27, 1999. (15)
10.30	Lease Amendment between the Company and Enviro-zyme International, Inc. dated December 18, 1999. (16)
10.31	Lease Agreement between the Company and Wengreen, LLC dated November 1, 1999. (16)
10.32	Lease Agreement between the Company and Naughton Company dated March 13, 2000. (16)
10.33	Lease Agreement dated as of April 24, 2000 between the Company and Tampa Tri-County Flexxspace, Ltd. (17)
10.34	Lease Amendment dated November 29, 2000 between the Company and M&T Partners, Inc. (18)
10.35	Indenture of lease dated February 16, 2000 between the Company and Foxford Business Center, LLC. (18)
10.36	Lease Agreement dated January 22, 2001 between the Company and East 47th Business Center LLC. (19)
10.37	Commercial Lease dated January 12, 2001 between the Company and George and Bonnie Ramsey. (19)
10.38	Lease Extension Agreement #1 dated October 9, 2000 between the Company and Rothbart Realty Company. (19)

Exhibit No.	Description
10.39	Second Amendment to Extend Lease dated February 28, 2001 between the Company and Bruce K. Hoyt. (19)
10.40	Addendum to Lease dated October 23, 2000 between the Company and Mehland Developers. (19)
10.41	Extension of Lease dated May 2001, between the Company and Jerry L. Ivy. (20)
10.42.1	Employment Offer Letter from the Company to Mr. Richard E. Libby dated September 12, 2001. (21)*
10.42.2	Letter Agreement between the Company and Richard E. Libby dated September 16, 2002. (24)*
10.43	Lease Agreement dated November 18, 2002 between the Company and Flint Lee Road, LLC.
10.44	Employment Offer Letter from the Company to Mr. Huib E. Geerlings dated November 15, 2002. *
10.45	Lease Agreement dated December 20, 2002 between the Company and Durkin Water Realty, LLC.
10.46	Credit Agreement Among John M. Connors, Jr., James C. Curvey, John J. Remondi, Gordon Romer, Robert L. Webb and Geerlings & Wade, Inc. dated February 24, 2003.
10.47 10.48

Security Agreement Among John M. Connors, Jr., James C. Curvey, John J. Remondi, Gordon Romer, Robert L. Webb and Geerlings & Wade, Inc. dated February 24, 2003.

Warrant Agreement Among John M. Connors, Jr., James C. Curvey, John J. Remondi, Gordon Romer, Robert L. Webb and Geerlings & Wade, Inc. dated February 24, 2003.

21.1	Subsidiaries of the Company.
23	Consent of BDO Seidman, LLP.
99.1	Certification of Huib E. Geerlings, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 26, 2003.
99.2	Certification of David R. Pearce, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 26, 2003.

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1 filed on May 5, 1994 (File No. 33-78624) and incorporated by reference herein.
(2)	Filed as an Exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on June 9, 1994 (File No. 33-78624) and incorporated by reference herein.
(3)	Filed as an Exhibit to the Company’s Form 10-K for the year ended December 31, 1994 (File No. 0-24048) and incorporated by reference herein.
(4)	Filed as an Exhibit to the Company’s Form 10-Q for the quarterly period ended March 31, 1995 filed on May 15, 1995 (File No. 0-24048) and incorporated by reference herein.
(5)	Filed as an Exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 1995 filed on August 14, 1995 (File No. 0-24048) and incorporated by reference herein.
(6)	Filed as an Exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 1995 filed on March 29, 1996 (File No. 0-24048) and incorporated by reference herein.
(7)	Filed as an Exhibit to the Company’s Form 10-Q for the quarterly period ended September 28, 1996 filed on November 12, 1996 (File No. 0-24048) and incorporated by reference herein.
(8)	Filed as an Exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 1996 filed on March 31, 1997 (File No. 0-24048) and incorporated by reference herein.
(9)	Filed as an Exhibit to the Company’s Registration Statement on Form S-8 filed on September 30, 1997 (File No. 333-36741) and incorporated by reference herein.
(10)	Filed as an Exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 1997 filed on March 30, 1998 (File No. 0-24048) and incorporated by reference herein.
(11)	Filed as an Exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 1998 filed on August 14, 1998 (File No. 0-24048) and incorporated by reference herein.

(12)	Filed as an Exhibit to the Company’s Registration Statement on Form S-8 filed on October 20, 1998 (File No. 333-65907) and incorporated by reference herein.
(13)	Filed as an Exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 1998 filed on March 30, 1999 (File No. 0-24048) and incorporated by reference herein.
(14)	Filed as an Exhibit to the Company’s Registration Statement on Form S-8 filed on August 19, 1999 (File No. 333-85557) and incorporated by reference herein.
(15)	Filed as an Exhibit to the Company’s Form 10-Q for the quarterly period ended September 30, 1999 filed on November 15, 1999 (File No. 0-24048) and incorporated by reference herein.
(16)	Filed as an Exhibit to the Company’s Form 10-K for the year ended December 31, 1999 filed on March 30, 2000 (File No. 0-24048) and incorporated by reference herein.
(17)	Filed as an Exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2000 filed on August 14, 2000 (File No. 0-24048) and incorporated by reference herein.
(18)	Filed as an Exhibit to the Company’s Form 10-K for the year ended December 31, 2000 filed on April 2, 2001 (File No. 0-24048) and incorporated by reference herein.
(19)	Filed as an Exhibit to the Company’s Form 10-Q for the quarterly period ended March 31, 2001 filed on May 15, 2001 (File No. 0-24048) and incorporated by reference herein.
(20)	Filed as an Exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 filed on August 14, 2001 (File No. 0-24048) and incorporated by reference herein.
(21)	Filed as an Exhibit to the Company’s Form 10-Q for the quarterly period ended September 30, 2001 filed on November 13, 2001 (File No. 0-24048) and incorporated by reference herein.
(22)	Filed as an Exhibit to the Company’s Form 10-Q for the quarterly period ended March 31, 2002 filed on May 14, 2002 (File No. 0-24048) and incorporated by reference herein.
(23)	Filed as an Exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2002 filed on August 14, 2002 (File No. 0-24048) and incorporated by reference herein.
(24)	Filed as an Exhibit to the Company’s Form 10-Q for the quarterly period ended September 30, 2002 filed on November 15, 2002 (File No. 0-24048) and incorporated by reference herein.

*	Management contract or compensatory plan

(b)	No reports on Form 8-K were filed by the Company during the fourth quarter of 2002.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Form of Amended and Restated Articles or Organization of the Company. (1)
3.2	Amended and Restated By-laws of the Company. (1)
4.1	Specimen Certificate of Common Stock. (1)(2)
4.2	Registration Rights Agreement by and among certain Stockholders and the Company. (1)
10.1	Lease Agreement between the Company and Naughton Company dated April 11, 1994. (1)
10.2	California Public Warehouse Letter Agreement. (1)
10.3	Form of Employment Agreement for Huib E. Geerlings. (1)*
10.4.1	Agreement dated as of April 7, 2000 between the Company and David Pearce. (17)*
10.4.2	Letter Agreement by and between the Company and David R. Pearce dated July 2, 2002. (23)*
10.5.1	Credit Agreement dated as of April 13, 2000 between the Company and Citizens Bank of Massachusetts (17)
10.5.2	Post-Closing Agreement dated as of April 13, 2000 between the Company and Citizens Bank of Massachusetts. (17)
10.5.3	First Amendment to the Credit Agreement dated as of December 4, 2000 between the Company and Citizens Bank of Massachusetts, including the Amended and Restated Post-Closing Agreement. (18)
10.5.4	Second Amendment to the Credit Agreement dated as of March 5, 2001 between the Company and Citizens Bank of Massachusetts. (18)
10.5.5	Waiver dated May 15, 2001 between the Company and Citizens Bank of Massachusetts.
10.5.6	Third Amendment to Credit Agreement and Related Agreements Between Citizens Bank of Massachusetts, Geerlings & Wade, Inc. and Geerlings & Wade of Texas, Inc. dated March 26, 2002. (22)
10.5.7	Fourth Amendment to Credit Agreement and Related Agreements Between Citizens Bank of Massachusetts, Geerlings & Wade, Inc. and Geerlings & Wade of Texas, Inc. dated December 6, 2002.
10.6	Stock Option Plan, as amended. (9)(13)(14)
10.7	Non-Employee Director Stock Option Plan, as amended. (1)(12)
10.8	Employee Stock Purchase Plan. (1)
10.9	Lease Agreement between the Company and Pacific Realty Associates, L.P. dated July 18, 1994. (3)
10.10	Lease Agreement between the Company and Flint Lee Limited Partnership dated August 31, 1994. (3)
10.11	Lease Agreement between the Company and 47th Avenue Industrial Properties dated October 6, 1994. (3)
10.12	Lease Agreement between the Company and Mehland Developers dated October 31, 1994. (3)
10.13	Lease Agreement between the Company and Hohokam Realty Condominiums dated October 31, 1994. (4)
10.14	Lease Agreement between the Company and Bruce K. and Gayle J. Hoyt dated November 23, 1994. (5)
10.15	Lease Agreement between the Company and Cole Taylor Bank dated August 23, 1995. (6)
10.16	Lease Agreement between the Company and Debra Campbell dated July 15, 1996. (7)
10.17	Lease Agreement between the Company and Simon Champagne dated July 24, 1996. (7)
10.18	Lease Agreement between the Company and Enviro-zyme International, Incorporated dated January 6, 1997. (8)
10.19	Lease Agreement between the Company and William Eddy dated January 24, 1997. (8)
10.20	Lease Amendment between the Company and 47th Avenue South Properties, LLC dated February 1, 1998. (10)

Exhibit No.	Description
10.21	Lease Addendum between the Company and Mehland Developers dated January 13, 1998. (10)
10.22	Lease Amendment between the Company and PBP-N, Inc. dated October 9, 1997. (10)
10.23	Lease Amendment between the Company and Bruce K. Hoyt dated March 18, 1998. (10)
10.24	Sublease Agreement between the Company and Fishman Supply Co. dated June 12, 1998 and Lease Agreement between the Fishman Supply Co. and Charles R. Stephens dated September 1, 1989. (11)
10.25	Lease Amendment between the Company and Jerry L. Ivy dated April 21, 1998. (13)
10.26	Lease Agreement between the Company and Corporate Exchange Limited Partnership dated October 9, 1998. (13)
10.27	Lease Amendment between the Company and Flint Lee Limited Partnership dated June 22, 1999. (15)
10.28	Lease Amendment between the Company and William Eddy dated October 1, 1999. (15)
10.29	Lease Agreement between the Company and Cader Lane Associates dated September 27, 1999. (15)
10.30	Lease Amendment between the Company and Enviro-zyme International, Inc. dated December 18, 1999. (16)
10.31	Lease Agreement between the Company and Wengreen, LLC dated November 1, 1999. (16)
10.32	Lease Agreement between the Company and Naughton Company dated March 13, 2000. (16)
10.33	Lease Agreement dated as of April 24, 2000 between the Company and Tampa Tri-County Flexxspace, Ltd. (17)
10.34	Lease Amendment dated November 29, 2000 between the Company and M&T Partners, Inc. (18)
10.35	Indenture of lease dated February 16, 2000 between the Company and Foxford Business Center, LLC. (18)
10.36	Lease Agreement dated January 22, 2001 between the Company and East 47th Business Center LLC. (19)
10.37	Commercial Lease dated January 12, 2001 between the Company and George and Bonnie Ramsey. (19)
10.38	Lease Extension Agreement #1 dated October 9, 2000 between the Company and Rothbart Realty Company. (19)
10.39	Second Amendment to Extend Lease dated February 28, 2001 between the Company and Bruce K. Hoyt. (19)
10.40	Addendum to Lease dated October 23, 2000 between the Company and Mehland Developers. (19)
10.41	Extension of Lease dated May 2001, between the Company and Jerry L. Ivy. (20)
10.42.1	Employment Offer Letter from the Company to Mr. Richard E. Libby dated September 12, 2001. (21)*
10.42.2	Letter Agreement between the Company and Richard E. Libby dated September 16, 2002. (24)*
10.43	Lease Agreement dated November 18, 2002 between the Company and Flint Lee Road, LLC.
10.44	Employment Offer Letter from the Company to Mr. Huib E. Geerlings dated November 15, 2002. *
10.45	Lease Agreement dated December 20, 2002 between the Company and Durkin Water Realty, LLC.
10.46	Credit Agreement Among John M. Connors, Jr., James C. Curvey, John J. Remondi, Gordon Romer, Robert L. Webb and Geerlings & Wade, Inc. dated February 24, 2003.
10.47 10.48

Security Agreement Among John M. Connors, Jr., James C. Curvey, John J. Remondi, Gordon Romer, Robert L. Webb and Geerlings & Wade, Inc. dated February 24, 2003.

Warrant Agreement Among John M. Connors, Jr., James C. Curvey, John J. Remondi, Gordon Romer, Robert L. Webb and Geerlings & Wade, Inc. dated February 24, 2003.

21.1	Subsidiaries of the Company.
23	Consent of BDO Seidman, LLP.

Exhibit No.	Description
99.1	Certification of Huib E. Geerlings, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 26, 2003.
99.2	Certification of David R. Pearce, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 26, 2003.

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1 filed on May 5, 1994 (File No. 33-78624) and incorporated by reference herein.
(2)	Filed as an Exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on June 9, 1994 (File No. 33-78624) and incorporated by reference herein.
(3)	Filed as an Exhibit to the Company’s Form 10-K for the year ended December 31, 1994 (File No. 0-24048) and incorporated by reference herein.
(4)	Filed as an Exhibit to the Company’s Form 10-Q for the quarterly period ended March 31, 1995 filed on May 15, 1995 (File No. 0-24048) and incorporated by reference herein.
(5)	Filed as an Exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 1995 filed on August 14, 1995 (File No. 0-24048) and incorporated by reference herein.
(6)	Filed as an Exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 1995 filed on March 29, 1996 (File No. 0-24048) and incorporated by reference herein.
(7)	Filed as an Exhibit to the Company’s Form 10-Q for the quarterly period ended September 28, 1996 filed on November 12, 1996 (File No. 0-24048) and incorporated by reference herein.
(8)	Filed as an Exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 1996 filed on March 31, 1997 (File No. 0-24048) and incorporated by reference herein.
(9)	Filed as an Exhibit to the Company’s Registration Statement on Form S-8 filed on September 30, 1997 (File No. 333-36741) and incorporated by reference herein.
(10)	Filed as an Exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 1997 filed on March 30, 1998 (File No. 0-24048) and incorporated by reference herein.
(11)	Filed as an Exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 1998 filed on August 14, 1998 (File No. 0-24048) and incorporated by reference herein.
(12)	Filed as an Exhibit to the Company’s Registration Statement on Form S-8 filed on October 20, 1998 (File No. 333-65907) and incorporated by reference herein.
(13)	Filed as an Exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 1998 filed on March 30, 1999 (File No. 0-24048) and incorporated by reference herein.
(14)	Filed as an Exhibit to the Company’s Registration Statement on Form S-8 filed on August 19, 1999 (File No. 333-85557) and incorporated by reference herein.
(15)	Filed as an Exhibit to the Company’s Form 10-Q for the quarterly period ended September 30, 1999 filed on November 15, 1999 (File No. 0-24048) and incorporated by reference herein.
(16)	Filed as an Exhibit to the Company’s Form 10-K for the year ended December 31, 1999 filed on March 30, 2000 (File No. 0-24048) and incorporated by reference herein.
(17)	Filed as an Exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2000 filed on August 14, 2000 (File No. 0-24048) and incorporated by reference herein.
(18)	Filed as an Exhibit to the Company’s Form 10-K for the year ended December 31, 2000 filed on April 2, 2001 (File No. 0-24048) and incorporated by reference herein.
(19)	Filed as an Exhibit to the Company’s Form 10-Q for the quarterly period ended March 31, 2001 filed on May 15, 2001 (File No. 0-24048) and incorporated by reference herein.
(20)	Filed as an Exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 filed on August 14, 2001 (File No. 0-24048) and incorporated by reference herein.
(21)	Filed as an Exhibit to the Company’s Form 10-Q for the quarterly period ended September 30, 2001 filed on November 13, 2001 (File No. 0-24048) and incorporated by reference herein.

(22)	Filed as an Exhibit to the Company’s Form 10-Q for the quarterly period ended March 31, 2002 filed on May 14, 2002 (File No. 0-24048) and incorporated by reference herein.
(23)	Filed as an Exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2002 filed on August 14, 2002 (File No. 0-24048) and incorporated by reference herein.
(24)	Filed as an Exhibit to the Company’s Form 10-Q for the quarterly period ended September 30, 2002 filed on November 15, 2002 (File No. 0-24048) and incorporated by reference herein.

*	Management contract or compensatory plan

(b)	No reports on Form 8-K were filed by the Company during the fourth quarter of 2002.

4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEERLINGS & WADE, INC.

By:	/s/ HUIB E. GEERLINGS
(Huib E. Geerlings) President and Chief Executive Officer

Date: March 26, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ HUIB E. GEERLINGS Huib E. Geerlings	Chairman of the Board and Director President and Chief Executive Officer	May 26, 2003

/s/ DAVID R. PEARCE David R. Pearce	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	May 26, 2003

/s/ JAMES C. CURVEY James C. Curvey	Director	May 26, 2003

/s/ JOHN M. CONNORS, JR. John M. Connors, Jr.	Director	May 26, 2003

John J. Remondi	Director	May 26, 2003

/s/ GORDON ROMER Gordon Romer	Director	May 26, 2003

/s/ ROBERT L. WEBB Robert L. Webb	Director	May 26, 2003

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Huib E. Geerlings, certify that:

1. I have reviewed this annual report on Form 10-K of Geerlings & Wade, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003

/s/ Huib E. Geerlings

Huib E. Geerlings

President and Chief Executive Officer

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, David R. Pearce, certify that:

1. I have reviewed this annual report on Form 10-K of Geerlings & Wade, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003

/s/ DAVID R. PEARCE

David R. Pearce

Chief Financial Officer

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Directors and Shareholders of Geerlings & Wade, Inc.:

We have audited the accompanying balance sheet of Geerlings & Wade, Inc. as of December 31, 2002 and the related statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of Geerlings & Wade, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Geerlings & Wade, Inc. as of December 31, 2001 and for the years then ended were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated March 26, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Geerlings & Wade, Inc. as of December 31, 2002 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/    BDO SEIDMAN, LLP

Boston, Massachusetts

February 13, 2003, except Note 4,

which is as of February 24, 2003

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with Geerlings & Wade, Inc.’s filing on Form 10-K for the year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K, as Arthur Andersen LLP ceased providing audit services as of August 31, 2002. The balance sheet as of December 31, 2000 and the statements of operations, stockholders’ equity and cash flows for the year ended December 31, 1999 referred to in this report have not been included in the accompanying financial statements.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Geerlings & Wade, Inc.:

We have audited the accompanying balance sheets of Geerlings & Wade, Inc. (a Massachusetts corporation) as of December 31, 2000 and 2001, and the related statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Geerlings & Wade, Inc. as of December 31, 2000 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

/s/    ARTHUR ANDERSEN LLP

Boston, Massachusetts

March 26, 2002

GEERLINGS & WADE, INC.

BALANCE SHEETS

December 31, 2001 and 2002

	December 31,
	2001	2002
ASSETS
Current Assets:
Cash and cash equivalents	$3,380,068	$2,097,671
Accounts receivable, net of allowance for doubtful accounts of $38,657 and $85,480 at December 31, 2001 and 2002	262,853	612,318
Inventory	9,631,165	5,981,807
Prepaid mailing costs	122,515	34,495
Prepaid expenses and other current assets	948,078	938,279
Refundable income taxes	102,494	749,919

Total current assets	14,447,173	10,414,489

Property and Equipment, at cost:
Office and computer equipment	2,062,634	2,088,218
Motor vehicles	59,138	37,999
Furniture and fixtures	257,663	258,315

	2,379,435	2,384,532
Less—Accumulated depreciation	1,765,464	2,039,729

	613,971	344,803

Other Assets	93,030	104,374

	$15,154,174	$10,863,666

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Line of credit	$2,250,000	$—
Accounts payable	1,772,280	1,916,875
Current portion of deferred revenue	1,407,336	1,153,055
Accrued sales, income and payroll taxes	366,026	256,552
Accrued expenses	685,058	653,447

Total current liabilities	6,480,700	3,979,929

Deferred Revenue, less current portion	367,729	239,214

Commitments and Contingencies (Note 5)
Stockholders’ Equity:
Preferred stock, $0.01 par value–
Authorized—1,000,000 shares
Outstanding—none	—	—
Common stock, $0.01 par value
Authorized—10,000,000 shares
Issued and outstanding—3,870,113 and 3,879,450 shares in 2001 and 2002, respectively	38,701	38,795
Additional paid-in capital	10,128,580	10,136,026
Retained earnings (deficit)	(1,861,536)	(3,530,298)

Total stockholders’ equity	8,305,745	6,644,523

	$15,154,174	$10,863,666

The accompanying notes are an integral part of these financial statements.

GEERLINGS & WADE

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2000, 2001 and 2002

	Years Ended December 31,
	2000	2001	2002
Sales	$37,153,075	$32,671,898	$27,869,471
Cost of Sales	17,304,275	15,020,668	12,637,683

Gross profit	19,848,800	17,651,230	15,231,788
Selling, General and Administrative Expenses	21,313,979	18,621,633	17,555,425
Merger Related Expenses	48,981	—	—

Loss from operations	(1,514,160)	(970,403)	(2,323,637)
Loss on Disposal of Fixed Assets	(68,886)	—	(24,453)
Purchase Price Advance from Liquid Holdings (Note 1)	1,250,000	—	—
Interest Income	15,735	22,398	40,420
Interest Expense	(153,351)	(145,191)	(61,092)

Loss before provision for income taxes	(470,662)	(1,093,196)	(2,368,762)
Provision (benefit) for Income Taxes	—	410,617	(700,000)

Net loss	$(470,662)	$(1,503,813)	$(1,668,762)

Net Loss per Share—Basic and Diluted	$(0.12)	$(0.39)	$(.43)

Weighted Average Common Shares Outstanding—Basic and Diluted	3,855,071	3,861,697	3,874,871

The accompanying notes are an integral part of these financial statements.

GEERLINGS & WADE, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2000, 2001 and 2002

	Common Stock
	Number of Shares	$0.01 par Value	Additional Paid-in Capital	Retained Earnings (Deficit)	Total Stockholders’ Equity
Balance, December 31,1999	3,849,071	$38,491	$10,075,279	$112,939	$10,226,709
Issuance of stock under employee stock purchase plan	1,869	18	11,004	—	11,022
Proceeds from exercise of stock options	5,000	50	20,825	—	20,875
Net loss	—	—	—	(470,662)	(470,662)

Balance, December 31, 2000	3,855,940	38,559	10,107,108	(357,723)	9,787,944
Issuance of stock under employee stock purchase plan	14,173	142	21,472	—	21,614
Net loss	—	—	—	(1,503,813)	(1,503,813)

Balance, December 31, 2001	3,870,113	38,701	10,128,580	(1,861,536)	8,305,745
Issuance of stock under employee stock purchase plan	9,337	94	7,446	—	7,540
Net loss	—	—	—	(1,668,762)	(1,668,762)

Balance, December 31, 2002	3,879,450	$38,795	$10,136,026	$(3,530,298)	$6,644,523

The accompanying notes are an integral part of these financial statements.

GEERLINGS & WADE, INC.

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2000, 2001 and 2002

	Years Ended December 31,
	2000	2001	2002
Cash Flows from Operating Activities:
Net loss	$(470,662)	$(1,503,813)	$(1,668,762)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities—
Depreciation and amortization	510,524	689,572	320,856
Deferred income taxes	110,930	470,617	—
Loss on disposal of property and equipment	68,886	—	24,453
Changes in current assets and liabilities
Accounts receivable	83,761	(37,616)	(349,465)
Inventory	(2,784,968)	3,721,889	3,649,358
Prepaid mailing costs	806,088	(29,203)	88,020
Prepaid expenses and other current assets	271,408	(69,014)	9,799
Refundable income taxes	—	—	(647,425)
Accounts payable	(261,326)	(1,321,367)	144,595
Deferred revenue	284,922	(117,469)	(382,796)
Accrued sales, income and payroll taxes	(8,073)	—	(109,474)
Accrued expenses	(148,735)	(108,274)	(31,611)

Net cash (used in) provided by operating activities	(1,537,245)	1,695,322	1,047,548

Cash Flows from Investing Activities:
Purchases of property and equipment, net	(225,404)	(235,481)	(77,141)
(Increase) decrease in other assets	3,029	1,346	(11,344)
Proceeds from sale of fixed assets	—	—	1,000

Net cash used in investing activities	(222,375)	(234,135)	(87,485)

Cash Flows from Financing Activities:
Borrowings under line of credit	2,750,000	1,000,000	—
Repayments under line of credit	(525,000)	(975,000)	(2,250,000)
Purchase price advance from Liquid Holdings	(1,250,000)	—	—
Proceeds from issuance of stock under the Employee Stock Purchase Plan	11,022	21,614	7,540
Proceeds from exercise of stock options	20,875	—	—

Net cash provided by (used in) financing activities	1,006,897	46,614	(2,242,460)

Net (Decrease) Increase in Cash and Cash Equivalents	(752,723)	1,507,801	(1,282,397)
Cash and Cash Equivalents, beginning year	2,624,990	1,872,267	3,380,068

Cash and Cash Equivalents, end of year	$1,872,267	$3,380,068	$2,097,671

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for—
Interest	$153,351	$145,191	$61,092

Income taxes	$11,460	$23,100	$29,600

The accompanying notes are an integral part of these financial statements.

GEERLINGS & WADE, INC.

NOTES TO FINANCIAL STATEMENTS

(1)    Operations

Geerlings & Wade, Inc. (the Company) is a direct marketer of premium wines and wine-related merchandise to retail consumers in the United States. The Company maintains 15 licensed facilities in 15 states. Federal, state and local laws strictly govern the sale of wine in each market served by the Company.

For the years ended December 31, 2000, 2001 and 2002, the Company reported losses from operations of approximately $1,514,000, $970,000 and $2,324,000, respectively. During 2002, the Company repaid its bank line and in 2003 obtained a new line of credit for $800,000 from certain of its directors (see Note 4). Management has initiated plans to reduce its operating expenses and increase its cash flow to obtain profitable operations. Failure to achieve these plans could have a material effect on the Company’s results of operations and financial condition. However, management believes that the Company’s current cash balances and available credit facilities are sufficient to maintain operations for the next 12 months.

The Company is subject to a number of risks and uncertainties similar to those of companies of the same size within its industry, including, without limitation, federal and state laws and regulations, dependence on wine selection and sourcing, customer demographics and competition.

On September 27, 1999, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) with Liquid Holdings Inc. (Liquid Holdings). The Merger Agreement called for all stockholders to receive $10.00 in cash for each share of the Company’s stock held by such stockholder. At the time of the Merger Agreement, Liquid Holdings paid the Company a fee, refundable under certain limited circumstances, of $1.25 million. This fee would be a component of the purchase price if the merger was consummated or offset the Company’s merger related costs if the merger was not consummated. On February 22, 2000, the Merger Agreement automatically terminated. The Company recorded the $1.25 million fee as other income in the first quarter of 2000.

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

(b)    Revenue Recognition

Revenue from merchandise sales is recognized at the time of shipment to the customer. The Company offers three-year membership programs to customers, which provide them with certain preferred customer privileges. Revenue derived from memberships is recognized ratably over the related membership period. Sales returns are not material. Mailing list rental revenue is recognized when the list is fulfilled. Delivery revenue is recognized at the time of shipment to the customer.

GEERLINGS & WADE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(c)    Shipping and Handling Fees and Costs

The Company has included shipping and handling revenue of approximately $1,851,000, $1,442,000 and $1,274,589 in sales in the accompanying statements of operations for the years ended December 31, 2000, 2001 and 2002, respectively. The Company has included shipping and handling fees of approximately $4,506,000, $3,596,000 and $3,606,010 in selling, general and administrative expenses in the accompanying statements of operations for the years ended December 31, 2000, 2001 and 2002, respectively.

(d)    Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of December 31, 2001 and 2002, cash equivalents consisted primarily of investments in money market accounts.

(e)    Credit Card Policy

The Company’s agreement with a credit card processing company provides for the electronic processing of credit approvals and electronic submission of transactions. Payment is transmitted to the Company’s bank account within two to four days of the order being shipped. Credit card processing fees amounted to approximately $949,000, $806,000 and $677,827 for the years ended December 31, 2000, 2001 and 2002, respectively, and are included in selling, general and administrative expenses in the accompanying statements of operations.

(f)    Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are customer obligations for the sale of wine and accessories or mailing list rental due under normal trade terms. The Company sells its products to consumers. The Company performs continuing credit evaluations of its customers’ financial condition and generally does not require collateral.

Senior management reviews accounts receivable on a periodic basis to determine if any receivables will potentially be uncollectible. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to the Company, it believes the allowance for doubtful accounts as of December 31, 2002 is adequate. However, actual write-offs might exceed the recorded allowance.

(g)    Inventory

The Company values inventory, which consists entirely of finished goods, at the lower of cost (first-in, first-out) or net realizable market value (estimated proceeds upon sale, net of fulfillment expenses).

Included in the Company’s inventory are approximately $400,000 and $347,000 of reservations of certain vintage wines as of December 31, 2001 and 2002, respectively. The Company shipped approximately $197,000 and $126,000 of such reserves to its customers during 2001 and 2002, respectively. The Company bears the ultimate liability for the wine reservations until delivered and accepted by the customers, at which time revenue is recognized.

Inventory in transit at December 31, 2001 and 2002 totaled $951,007 and $694,955, respectively. As of December 31, 2002, the Company had purchase commitments for the upcoming year of approximately $4,417,000 for wine inventory. As of December 31, 2002, purchase commitments for wine inventory for fiscal years 2004 and 2005 totaled $633,000.

GEERLINGS & WADE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(h)    Depreciation

The Company provides for depreciation using the straight-line method by charges to operations in amounts that allocate the cost of the assets over their estimated useful lives, as follows:

Asset Classification	Estimated Useful Life
Office and computer equipment	3-5 years
Motor vehicles	3 years
Furniture and fixtures	5 years

(i)    Long-Lived Assets

Long-lived assets, such as intangible assets, property and equipment and certain sundry assets, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets are written down to fair value.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Standards No. 144 (SFAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets:” This statement supersedes Statement of Financial Accounting Standards No. 121 (SFAS 121), “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and amends Accounting Principles Board Opinion No. 30, “Reporting Results of Operations—Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS 144 retained the fundamental provisions of SFAS 121 for recognition and measurement of impairment, but amended the accounting and reporting standards for segments of a business to be disposed of. SFAS 144 was adopted effective January 1, 2002. The adoption of SFAS 144 did not have a material impact on the Company’s financial position or results of operations.

(j)    Intangibles

In connection with the Company’s July, 1998 purchase of Passport Gift Company, Inc. (Passport), the Company recorded goodwill of approximately $319,000. This goodwill was being amortized over 15 years. In the fourth quarter of 2001, based on the Company’s assessment of future cash flows from customers acquired as a part of its purchase of Passport, the Company wrote off the remaining goodwill associated with that acquisition of $195,000.

(k)    Advertising Costs

Advertising expense was $7,130,837, $5,713,269 and $5,400,058 for the years ended December 31, 2000, 2001 and 2002, respectively.

Costs of direct advertising materials mailed to customers are capitalized. These costs are expensed as advertising costs in relation to the revenues that are derived from the mailings. Revenue estimates are used to determine the cost recovery period of prepaid mailing costs. The Company amortizes these advertising costs for a period of up to three months. Total amounts of direct advertising to prospective customers capitalized as of December 31, 2001 and 2002 are $123,000 and $34,000, respectively.

GEERLINGS & WADE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(l)    Self-Insurance

The Company is self-insured for employee health benefits and has purchased stop-loss insurance, which limits the annual aggregate and annual per-employee health insurance claims expense. The Company records an accrual for claims which have been reported but not paid (“RBNP”) by the third-party claims administrator and for claims which have been incurred but not reported (“IBNR”) to the third-party claims administrator. The liabilities for RBNP claims and IBNR claims are included in other current liabilities, and the deposit required by the third-party claims and IBNR claims are included in other current liabilities, and the deposit required by the third-party claims administrator, representing estimated RBNP and IBNR claims, is classified in other assets in the accompanying balance sheets. The Company expects that it will continue to be able to purchase stop-loss insurance at commercial rates.

(m)    Deferred Revenue

Deferred revenue represents customer prepayments, payments for wine reservations and deferred membership revenue. The components of deferred revenue as of December 31, 2001 and 2002 are as follows:

	2001	2002
Customer prepayments	957,199	809,927
Deferred membership revenue	817,866	582,342

Deferred revenue	$1,775,065	$1,392,269

(n)    Stock-Based Compensation

The Company applies APB Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for the plans. Under APB Opinion 25, when the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation cost is recognized.

The Company provides proforma disclosures of compensation expense under the fair value method of SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”.

The weighted average assumptions used for the years ended December 31, 2000, 2001 and 2002 are as follows:

	December 31,
	2000	2001	2002
Risk-free interest rate	6.05 to 6.69%	4.13 to 5.14%	3.64 to 4.9%
Expected dividend yield	—	—	—
Expected lives	8 years	7 years	7 years
Expected volatility	78%	155%	183%

GEERLINGS & WADE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Had compensation cost for the Company’s option plans been determined using the fair value method at the grant dates, the effect on the Company’s net loss and loss per share for the years ended December 31, 2002, 2001 and 2000 would have been as follows:

	2000	2001	2002
Net loss as reported	$(470,662)	$(1,503,813)	$(1,668,762)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	—
Deduct: Total stock-based employee compensation determined under fair value method for all awards, net of related tax effects	(758,447)	(535,489)	(168,908)

Pro forma net loss	$(1,229,109)	$(2,039,302)	$(1,837,670)

Basis and diluted loss per share
As reported	$(0.12)	$(0.39)	$(0.43)
Pro forma	$(0.32)	$(0.52)	$(0.47)

(o)    Foreign Currency Transactions

Periodically, the Company may enter into foreign exchange contracts to hedge currency exposure on firm inventory purchase commitments. The Company charges foreign currency gains or losses to operations in accordance with SFAS No. 52, “Foreign Currency Translation.” Gains and losses are included in cost of sales, as these amounts have historically not been material. Foreign exchange contracts are accountd for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities. “ At December 31, 2001, the Company had no foreign exchange contracts outstanding.

As of December 31, 2002, the Company had futures contracts to partially hedge the effects of fluctuations in the Euro, which is the currency in which it purchases a majority of its imported wines. Futures contracts are marked to market with current recognition of gains and losses on such positions since the Company’s positions are not considered hedges for financial reporting purposes. The Company’s accounting for futures contracts may have the effect of increasing earnings volatility in any particular period. The Company does not hold or issue derivative instruments for speculative purposes. As of December 31, 2002 the Company has purchased forward contracts to hedge approximately $234,000 of Euro purchase commitments. The change in value related to these forward contracts was not recorded as it was immaterial to these financial statements.

(p)    Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, requires disclosure about fair value of financial instruments. The carrying values of cash and cash equivalents, accounts receivable, investment in wine futures, and accounts payable approximate their fair value at December 31, 2001 and 2002, due to their short-term nature. The fair value of debt approximates carrying value because the debt bears interest at a variable market rate.

(q)    Concentration of Credit Risk

SFAS No. 105, “Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk,” requires disclosure of any significant off-balance-sheet and credit risk concentrations. Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash equivalents. The Company places its cash and cash equivalents in highly rated financial institutions. No single supplier constituted a significant percentage of the Company’s purchases during 2001 or 2002.

GEERLINGS & WADE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(r)    Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for reporting and display of all components of comprehensive income (loss) on an annual and interim basis. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The Company’s comprehensive income (loss) is equal to net income (loss) for all periods presented.

(s)    Segment Reporting

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments in interim financial reports issued to stockholders.

SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company primarily operates in one industry segment and provides one service function. The Company’s revenues are wholly derived from customers within the United States.

(t)    Recently Issued Accounting Standards

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements” SFAS Nos. 4, 44 and 64, “Amendment of FASB Statement No. 13 and Technical Corrections.” SFAS No. 145 rescinds Statement No. 4, “Reporting Gains and Losses from Extinguishments of Debt,” and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” SFAS No. 145 also rescinds FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers.” SFAS No. 145 amends FASB Statement No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provision of SFAS No.145 related to the rescission of Statement No. 4 shall be applied in fiscal year beginning after May 15, 2002. The provisions of SFAS No. 145 related to Statement No. 13 should be for transactions occurring after May 15, 2002. Early application of the provisions of this Statement is encouraged. The Company does not expect that the adoption of SFAS No. 145 will have a significant impact on its results of operations, financial position or cash flows.

In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” This statement superseded EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” Under this statement, a liability or a cost associated with a disposal or exit activity is recognized at fair value when the liability is incurred rather than at the date of an entity’s commitment to an exit plan as required under EITF 94-3. The provision of this statement is effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption permitted. The Company does not expect that the adoption of SFAS No. 146 will have a significant impact on its results of operations, financial position or cash flows.

GEERLINGS & WADE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation— Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, it amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements and the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The annual requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002 and the interim requirements are effective for interim periods beginning after December 15, 2002. The Company does not plan to transition to the fair value method of accounting for its stock-based employee compensation. The Company has adopted the disclosure requirements of this provision for the year ended December 31, 2002.

GEERLINGS & WADE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(u)    Reclassifications

Certain balances in prior year financial statements have been reclassified to conform to the presentation in the current year.

(3)    Net Loss per Share

The Company applies the provisions of SFAS No. 128, “Earnings per Share.” Accordingly, basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share in 2000, 2001 and 2002 is computed in the same way as basic, as all common equivalent shares are considered antidilutive. Diluted net income per share is computed by adding the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued to the weighted average number of common shares outstanding. For the years ended December 31, 2000, 2001 and 2002, 371,849, 380,363 and 344,363 of antidilutive shares, respectively, have been excluded from the weighted average number of common and common equivalent shares outstanding.

(4)    Line of Credit

The Company had a line of credit agreement with a bank. Until March 31, 2002, the borrowings under the line of credit bore interest at the bank’s prime rate. Thereafter, the borrowings under the line of credit bore interest at the bank’s prime rate plus 2%. The Company was required to maintain certain financial covenants, including a minimum consolidated debt service ratio and a minimum consolidated leverage ratio. This agreement terminated pursuant to its terms on December 27, 2002. The Company repaid all amounts outstanding under the facility on or before December 27, 2002. At December 31, 2001, the Company had $2,250,000 outstanding under the line of credit.

On February 24, 2003, the Company obtained a credit facility for $800,000 from its outside directors. The loan has a term of approximately one year and contains terms and conditions the Company believes to be more favorable than terms and conditions the Company could obtain from unaffiliated lending sources. In connection with entering into this loan, the Company issued warrants to purchase 42,104 shares at $2.375 per share. The exercise price of the warrants was 125% of the closing price of the Company’s common stock on the closing date of the credit facility. To the directors as an inducement for extending this credit facility, the value of these warrants, based upon the black-scholes option pricing model, of $79,730 will be amortized as interest expense over the term of the credit facility.

(5)    Commitments and Contingencies

(a)    Lease Commitments

The Company leases facilities under operating lease agreements expiring through September 2005. Future minimum rental payments due under these agreements as of December 31, 2002 are approximately as follows:

Fiscal Year	Amount
2003	$763,000
2004	584,000
2005	294,000

$1,641,000

Total rental expense under these agreements included in the accompanying statements of operations is approximately $1,172,000, $1,179,000 and $1,155,000 for the years ended December 31, 2000, 2001 and 2002, respectively.

GEERLINGS & WADE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(b) Litigation

In the ordinary course of business, the Company is party to various types of litigation. The Company believes it has meritorious defenses to all claims and, in its opinion, all litigation currently pending or threatened will not have a material effect on the Company’s financial position or results of operations.

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

The components of the provision (benefit) for income taxes are as follows:

	2000	2001	2002
Current (benefit) expense—
Federal	$(84,000)	$(60,000)	$(700,000)
State	(26,000)	—	—

	(110,000)	(60,000)	(700,000)

Deferred (benefit) expense—
Federal	(313,000)	(261,000)	203,000
State	(113,000)	(80,000)	(199,000)

	(426,000)	(401,000)	4,000

Valuation allowance	536,000	872,000	(4,000)

	$—	$411,000	$(700,000)

The Company has recorded a valuation allowance against its deferred tax assets due to the uncertainty regarding their realizability. In the fourth quarter of 2001, management increased the valuation allowance to reserve for its remaining deferred tax asset balance. The Company reached this determination based on its operating performance, which includes three consecutive years of net losses. During 2002 certain tax laws were changed to allow the Company to carryback tax losses five years instead of the previous two year carryback. As a result of this change in tax law, the Company was able to carryback previous and current year losses, which resulted in a $700,000 tax benefit.

As of December 31, 2002, the Company has estimated net operating losses available of approximately $2,800,000 and $3,700,000 for a federal and state income tax purposes, respectively. Approximately $2.0 million of the federal loss will be carried back to offset previously reported income. The remaining $800,000 begin to expire in 2020 and are subject to review and possible adjustment by the Internal Revenue Service. The majority of the state income tax losses begin to expire in 2007. The United States Tax Reform Act of 1986 contains provisions that may limit the net operating loss carryforwards available to be used in any given year under certain circumstances, including significant changes in ownership interests.

GEERLINGS & WADE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The reconciliation of the federal statutory rate to the effective tax rate for income taxes for the years ended December 31,2000, 2001 and 2002 is as follows:

	2000	2001	2002
Income tax benefit at federal statutory rate	(34.0)%	(34.0)%	(34.0)%
State taxes, net of federal benefit	(6.0)	(6.0)	—
Non deductible merger costs	(75.0)	—	—
Increase in valuation allowance	112.9	76.2	—
Other, net	2.1	1.4	4.4

	0.0%	37.6%	(29.6)%

Deferred income taxes relate to the following temporary differences as of December 31, 2001 and 2002:

	2001	2002
Deferred revenue	$335,000	$240,000
Capitalized inventory costs	246,000	287,000
Nondeductible reserves	322,000	268,000
Depreciation and amortization	270,000	326,000
Net operating loss carryforward	522,000	600,000
Deferred costs	(33,000)	(63,000)
Valuation allowance	(1,662,000)	(1,658,000)

Total deferred taxes	$—	$—

(7)    Stockholders’ Equity

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

(b)    Stock Option Plans

The Employee Stock Option Plan (the Option Plan) provides for the granting of options to employees, consultants and advisers of the Company. The exercise price of each option is determined by the Board of Directors but, in the case of incentive stock options as defined in the Internal Revenue Code, shall be no less than 100% of the fair market value of the common stock on the date of grant. Options are exercisable within 10 years of the original date of grant. A total of 600,000 shares of common stock has been reserved for options to be granted under the Option Plan.

The Nonemployee Directors’ Stock Option Plan (the Director Plan) was adopted by the Board of Directors and the stockholders on April 8, 1994 to provide for the granting of nonqualified options to directors of the Company. The options under the Director Plan are granted at fair market value on the date of grant. Such options are subject to vesting over three years and carry a 10-year term. A total of 125,000 shares of common stock have been reserved for options to be granted under the Director Plan.

GEERLINGS & WADE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Activity under the Option Plan and the Director Plan is summarized as follows:

	Option Plan
	Number of Shares	Weighted Average Price per Share	Exercise Price per Share
Outstanding, December 31, 1999	354,067	$5.11	$3.00–8.00
Granted	151,500	3.59	2.06–4.44
Terminated	(183,718)	4.49	2.06–8.00
Exercised	(5,000)	4.18	4.00–4.38

Outstanding, December 31, 2000	316,849	4.76	2.06–8.00
Granted	92,000	1.14	0.95–1.88
Terminated	(98,486)	5.56	2.06–8.00

Outstanding, December 31, 2001	310,363	3.43	0.95–8.00
Granted	50,000	1.21	1.21
Terminated	(98,500)	1.75	1.00–4.38

Outstanding, December 31, 2002	261,863	$3.64	$0.95–$8.00

Exercisable, December 31, 2002	183,026	$4.25	$0.95–$8.00

Exercisable, December 31, 2001	130,024	$4.66	$1.88–$8.00

Exercisable, December 31, 2000	132,180	$5.58	$3.00–$8.00

	Director Plan
	Number of Shares	Weighted Average Price per Share	Exercise Price per Share
Outstanding, December 31, 1999	60,000	$6.28	$4.31–15.25
Granted	15,000	3.48	3.38–3.50
Terminated	(17,500)	5.05	4.00–4.38

Outstanding, December 31, 2000	57,500	6.04	3.38–15.25
Granted	12,500	1.62	1.00–1.78

Outstanding, December 31, 2001	70,000	5.11	1.00–15.25
Granted	12,500	1.03	.80–1.15

Outstanding, December 31, 2002	82,500	$4.49	$.80–15.25

Exercisable, December 31, 2002	57,495	$5.75	$1.00–$15.25

Exercisable, December 31, 2001	45,829	$6.27	$2.06–$15.25

Exercisable, December 31, 2000	34,996	$6.74	$4.31–$15.25

GEERLINGS & WADE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding and exercisable at December 31, 2002 under the Option Plan:

Options Outstanding				Options Exercisable
Exercise Price/ Range of Exercise Prices	Number Outstanding as of December 31, 2002	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2002	Weighted Average Exercise Price
$0.95–1.10	70,000	8.7	$1.06	23,332	$1.06
1.88–2.06	12,500	7.7	1.99	8,333	1.99
2.56–3.00	14,000	6.2	2.88	12,666	2.91
4.00–4.75	107,500	6.6	4.27	80,832	4.27
5.25	35,000	3.8	5.25	35,000	5.25
7.31–8.00	22,863	5.3	7.49	22,863	7.49

	261,863		$3.64	183,026	$4.25

The following table summarizes information about stock options outstanding and exercisable at December 31, 2002 under the Director Plan:

Options Outstanding				Options Exercisable
Exercise Price/ Range of Exercise Prices	Number Outstanding as of December 31, 2002	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2002	Weighted Average Exercise Price
$.80–$1.15	15,000	9.4	$1.02	833	$1.00
1.75–1.78	10,000	8.4	1.77	3,332	1.77
2.06	2,500	7.8	2.06	1,666	2.06
3.38–3.5	10,000	7.4	3.47	6,664	3.47
4.31–4.63	25,000	4.6	4.43	25,000	4.43
6.81–8.00	15,000	4.8	7.36	15,000	7.36
15.25	5,000	2.4	15.25	5,000	15.25

	82,500		$4.49	57,495	$5.75

The weighted average fair value of options granted during the years ended December 31, 2000, 2001 and 2002 under these plans is $2.85, $1.16 and $1.17, respectively. As of December 31, 2000, 2001 and 2002, the weighted average remaining contractual life of outstanding options under these plans is 8.0, 7.9 and 6.6 years, respectively.

(c)    Employee Stock Purchase Plan

The Employee Stock Purchase Plan (the Purchase Plan) was adopted by the Board of Directors and the stockholders on April 8, 1994 to allow eligible employees, as defined in the Purchase Plan, to purchase shares of common stock during one or more six-month periods through payroll deductions. A total of 50,000 shares of common stock have been reserved for purchase under the Purchase Plan. As of December 31, 2001 and 2002, a cumulative total of 36,285 and 45,622 shares of common stock have been purchased by employees under the Purchase Plan, respectively.

GEERLINGS & WADE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(8)    Employee Savings Plan

The Geerlings & Wade, Inc. 401(k) Employee Savings Plan (the Plan) allows for tax-deferred employee benefits under Section 401(k) of the Internal Revenue Code. The Company matched 50% of individual contributions, up to 6% of compensation in 2001. Employee contributions vest immediately, while Company matching contributions fully vest after four years of service. During fiscal 2001, the Plan was amended to allow employees to participate after six months of service. The plan was further amended effective January 1, 2002, where the Company matches 100% of individual contribution up to 3% of compensation and 50% for 4% and 5% of compensation. For the fiscal years ended December 31, 2000, 2001 and 2002, the Company’s contribution expense was $27,454, $51,718 and $56,704, respectively, under the Plan.

(9)    Related Party

During 2000, the Company paid Hill, Holiday approximately $266,000 for services provided in the development and enhancement of its web sites and for certain advertising services. The Chief Executive Officer of Hill, Holiday is a member of the Company’s Board of Directors. The Company believes these transactions were at an arm’s-length basis. The Company also made payments to Verbind, a company formerly managed by the current CEO of the Company, for marketing software development and maintenance fees and hardware purchases of $66,000 in 2002 and 2001 and $10,000 in 2000.

(10)    Summary of quarterly data (unaudited)

A summary of quarterly data follows (in thousands, except per share data):

	2001 Quarter Ended
	March 31	June 30	September 30	December 31
Net sales	$7,153	$7,846	$6,901	$10,772
Gross profit	3,786	4,285	3,827	5,753
Operating (loss) profit	(138)	(94)	(269)	(469)
Net (loss) income	(174)	(128)	(293)	(909)
(Loss) earnings per share:
Basic	(0.05)	(0.03)	(0.08)	(0.23)
Diluted	(0.05)	(0.03)	(0.08)	(0.23)

	2002 Quarter Ended
	March 31	June 30	September 30	December 31
Net sales	$7,364	$6,208	$6,033	$8,264
Gross profit	3,985	3,349	3,321	4,577
Operating (loss) profit	(728)	(2,306)	13	697
Net (loss) income	(741)	(2,331)	1	1,402
(Loss) earnings per share:
Basic	(.19)	(.60)	—	.36
Diluted	(.19)	(.60)	—	.36

During the fourth quarter of 2002, the Company recorded a $700,000 tax benefit related to a change in tax law, which allowed the Company to carryback current and previous year tax losses further than previously allowed.