Form 10-Q
period 2003-03-31
GEERLINGS & WADE INC
filed 2003-05-15
CIK 922810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-24048

GEERLINGS & WADE, INC.

(Exact name of registrant as specified in its charter)

Massachusetts	04-2935863
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

960 Turnpike Street, Canton, MA	02021
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code):  (781) 821-4152

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

	Par Value	Date	Number of Shares
Common Stock	$.01	May 15, 2003	3,879,450

GEERLINGS & WADE, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GEERLINGS & WADE, INC.

BALANCE SHEETS

(Unaudited)

	December 31, 2002	March 31, 2003
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,097,671	$2,435,008
Accounts receivable	612,318	331,978
Inventory	5,981,807	6,129,820
Prepaid mailing costs	34,495	130,214
Prepaid expenses and other current assets	938,279	1,036,935
Refundable income taxes	749,919	383,551

Total Current Assets	10,414,489	10,447,506

PROPERTY AND EQUIPMENT, AT COST	2,384,532	2,413,594
Less—Accumulated Depreciation	2,039,729	2,095,429

	344,803	318,165

Other Assets	104,374	176,241

	$10,863,666	$10,941,912

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Line of credit	$—	$300,000
Accounts payable	1,916,875	2,820,969
Current portion of deferred revenue	1,153,055	1,112,522
Accrued expenses	909,999	747,529

Total Current Liabilities	3,979,929	4,981,020

Deferred Revenue, less current portion	239,214	223,467

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value—Authorized—1,000,000 shares Outstanding—none	—	—
Common stock, $.01 par value—Authorized—10,000,000 shares—Issued and outstanding— 3,879,450 and 3,879,450 shares in 2002 and 2003, respectively	38,795	38,795
Additional paid-in capital	10,136,026	10,214,146
Retained deficit	(3,530,298)	(4,515,516)

Total Stockholders’ Equity	6,644,523	5,737,425

	$10,863,666	$10,941,912

The accompanying notes are an integral part of these financial statements.

GEERLINGS & WADE, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31, 2002	March 31, 2003
Sales	$7,364,430	$5,037,312
Cost of Sales	3,379,587	2,471,372

Gross Profit	3,984,843	2,565,940
Selling, general and administrative expenses	4,712,770	3,551,345

Loss from operations	(727,927)	(985,405)
Interest and other income	10,255	2,598
Interest expense	(22,991)	(2,412)

Loss before income taxes	(740,663)	(985,219)
Provision (benefit) for income taxes	—	—

Net loss	$(740,663)	$(985,219)

Net loss per share—basic and diluted	$(0.19)	$(0.25)

Weighted average common shares and common equivalents outstanding
Basic	3,870,113	3,879,450

Diluted	3,870,113	3,879,450

The accompanying notes are an integral part of these financial statements.

GEERLINGS & WADE, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31, 2002	March 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(740,663)	$(985,219)
Adjustments to reconcile net loss to net cash used in operating activities—
Depreciation and amortization	105,435	55,701
Amortization of deferred financing costs	—	6,009
Gain on disposition of fixed asset	(1,000)	—
Changes in current assets and liabilities—
Accounts receivable	142,291	280,340
Inventory	1,790,540	(148,013)
Prepaid mailing costs	(466,655)	(95,719)
Prepaid expenses	7,668	(26,545)
Refundable income taxes	(16,882)	366,368
Accounts payable	124,312	904,094
Deferred revenue	(95,243)	(56,280)
Accrued expenses	(196,263)	(162,470)

Net cash provided by (used in) operating activities	653,540	138,266

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(23,528)	(29,062)
Receipts from disposition of fixed assets	1,000	—
Change in other assets	—	(71,867)

Net cash used in investing activities	(22,528)	(100,929)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under the line of credit	—	300,000
Repayments under the line of credit	(1,924,201)	—

Net cash used in financing activities	(1,924,201)	300,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,293,189)	337,337
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,380,068	2,097,671

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,086,879	$2,435,008

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid	$18,300	$4,837

Interest paid	$22,991	$2,412

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:

Value of warrants issued in connection with credit facility	$—	$78,120

The accompanying notes are an integral part of these financial statements.

Notes to Financial Statements

1. Basis of Presentation

The interim period information set forth in these financial statements is unaudited. In the opinion of management, the information reflects all adjustments, which consist of normal recurring accruals that are considered necessary to present a fair statement of the results of operations of Geerlings & Wade, Inc. (the “Company”) for the interim periods presented. The operating results for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2003.

The financial statements presented herein should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. Certain information in these footnote disclosures normally included in financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission.

2. Basic and Diluted Net Income Per Common Share

The Company applies the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share, which establishes standards for computing and presenting earnings per share. For the quarters ended March 31, 2002 and March 31, 2003 options to purchase a total of 363,696 and 753,363 common shares, respectively, have been excluded from the calculation of diluted earnings per share. These shares for the three months ended March 31, 2002 and March 31, 2003 are considered antidilutive as the Company recorded a loss for each of these reporting periods.

3. Stock-Based Compensation

On December 31, 2002, the FASB amended the transition and disclosure requirements of FASB Statement No. 123, Accounting for Stock-Based Compensation, through the issuance of FASB Statement No. 148, Accounting for Stock-Based Compensation —Transition and Disclosure. For most companies, the impact of Statement 148 is more frequent and prominent disclosure of stock-based compensation expense beginning with financial statements for fiscal periods ending after December 15, 2002.

The Company applies APB Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for the stock options issued under its plans. Generally, under APB Opinion 25, when the exercise price of the Company’s employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation cost is recognized.

The Company provides proforma disclosures of compensation expense under the fair value method of SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”.

Had compensation cost for the Company’s option plans been determined using the fair value method at the grant dates, the effect on the Company’s net loss and loss per share for the three months ended March 31, 2003 and 2003 would have been as follows:

	Three Months Ended March 31,
	2002	2003
Net loss as reported	$(740,663)	$(985,219)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—
Deduct: Total stock-based employee compensation determined under fair value method for all awards, net of related tax effects	(40,584)	(40,702)

Pro forma net loss	$(781,247)	$(1,025,921)

Basis and diluted loss per share
As reported	$(0.19)	$(0.25)
Pro forma	$(0.20)	$(0.26)

Mr. Huib Geerlings was issued 200,000 non-qualified stock options on February 5, 2003 with an exercise price of $0.96. 22,000 of those options are from the pool of options available under the Stock Option Plan as of February 5, 2003. 178,000 of those options have been granted to Mr. Geerlings out of the additional 325,000 shares reserved for issuance under the Stock Option Plan and approved by the shareholders on May 6, 2003. For the 178,000 options, there is a $96,120 difference between the exercise price and the fair market value of the Company’s stock price on May 6, 2003, the date shareholders approved the increase in the number of options. This $96,120 shall be amortized ratably over the three-year vesting period of those options.

4. Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company did not have any components of comprehensive income (loss) for the three months ended March 31, 2002 and March 31, 2003.

5. Derivative Instruments and Hedging

Effective July 1, 2000, the Company adopted SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 requires that all derivatives, including foreign currency exchange contracts, be recognized on the balance sheet at fair value. Derivatives that are not hedges must be recorded at fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is to be immediately recognized in earnings.

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

The Company records its foreign currency exchange contracts at fair value in its balance sheet and the related gains or losses on these hedge contracts are recognized in earnings. Gains and losses resulting from the impact of currency exchange rate movements on forward foreign exchange contracts are designated to offset certain purchase commitments and are recognized as other income or expense in the period in which the exchange rates change and offset the foreign currency losses and gains on the underlying exposures being hedged. At March 31, 2003, the Company had purchased forward contracts to hedge $563,000 of foreign purchases.

6. Line of Credit

On February 24, 2003, the Company closed a credit facility for $800,000, which was extended by all five of its outside directors. The credit facility bears interest at the greater of the prime rate plus 3%, or 6%, and terminates on March 31, 2004, and the loan agreement has terms the Company believes to be more favorable than terms and conditions the Company could obtain from unaffiliated lending sources. Substantially all of the assets of the Company serve as collateral under this agreement. In connection with entering into this loan, the Company issued 10-year warrants to the lenders as an inducement for extending this credit facility. The lenders were issued, in the aggregate, warrants to purchase 42,104 shares of the Company’s common stock at an exercise price of $2.375 per share. The value of these warrants as determined by Black-Scholes option pricing model, $78,120, was recorded as deferred financing costs in the accompanying balance sheet and is being amortized as interest expense over the term of the warrant. The exercise price of the warrants was 125% of the closing price of the Company’s common stock on the closing date of the credit facility. As of March 31, 2003, the Company had $300,000 outstanding under this facility.

As a result of the weaker than expected sales and higher expenses, the Company violated certain financial covenants of this credit agreement during the quarter ended March 31, 2003. The directors have agreed to waive these covenant violations and any future financial covenant violations through May 2003. The Company intends to seek an amendment to the credit agreement to reflect new covenants based on revised financial projections. The Company believes it will have adequate cash flow to repay its loan to the directors upon the credit facility’s scheduled termination, or earlier if required, without significant adjustments to its business plan in 2003.

7. Shipping and Handling Fees

The Emerging Issues Task Force (EITF) issued EITF 00-10 “Accounting for Shipping and Handling Fees and Costs”, which provides guidance on classification of amounts billed to a customer and amounts incurred for shipping and handling fees related to a sale of product. The EITF reached the consensus that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenues earned for the goods provided and should be classified as revenue. The EITF also concluded that the classification of shipping and handling costs is an accounting policy decision. The Company has elected to classify shipping costs in Selling, General and Administrative Expenses.

8. Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 145, “Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, “ (SFAS No. 145), which updates, clarifies, and simplifies certain existing accounting pronouncements covering a variety of issues. Certain of the provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002 or for transactions occurring after May 15, 2002. Other provisions of SFAS No. 145 are effective for financial statements issued after May 15, 2002, with earlier application encouraged. The Company believes that the adoption of SFAS No. 145 will have no material effect on the financial statements.

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. FIN 46’s consolidation criteria are based on analysis of risks and rewards, not control, and represent a significant and complex modification of previous accounting principles. FIN 46 represents an accounting change, not a change in the underlying economics of asset sales. FIN 46 is effective for consolidated financial statements issued after June 30, 2003. We believe the adoption of FIN 45 will not have an effect on our financial position and future results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Important Factors Regarding Forward-Looking Statements

The Company may occasionally make forward-looking statements and estimates such as forecasts and projections of the Company’s future performance or statements of management’s plans and objectives. These forward-looking statements may be contained in SEC filings, press releases and oral statements, among others, made by the Company. Actual results could differ materially from those in such forward-looking statements. Therefore, no assurance can be given that the results in such forward-looking statements will be achieved. Important factors could cause the Company’s actual results to differ from those contained in such forward-looking statements, including, among other things, the factors mentioned in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 on file with the U.S. Securities and Exchange Commission. The following discussion in Item 2 and disclosure in Item 3 below involve forward-looking statements.

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

Three Months Ended March 31, 2002 and March 31, 2003

Sales

During the three months ended March 31, 2003, the Company experienced lower sales in comparison to the same quarter of 2002. Sales were $5,037,000 in the three months ended March 31, 2003, which is a decrease of $2,327,000, or 31.6%, from sales of $7,364,000 in the three months ended March 31, 2002 due to the following four reasons: (i) the Company’s active customer base has declined over the past twelve months due to acquiring fewer new customers than necessary to replace active customers whom stop buying; (ii) the Company eliminated certain mailings to poorly performing customer segments, whereas during the first quarter of 2002, the Company mailed deeply into its customer base to generate sales; (iii) the war in Iraq had a significant effect on sales during the month of March 2003; and (iv) shipments of orders were affected by the conversion to our new fulfillment system that requires a longer order fulfillment cycle time. Going forward the Company does not anticipate the new fulfillment system and its longer cycle times will affect sales as significantly as it did during the first quarter of 2003. Sales of wine decreased $2,177,000, or 31.8%, from $6,835,000 in the first quarter of 2002 to $4,658,000 in the first quarter of 2003 in markets (defined by the shipping region of each warehouse) in which the Company has operated for at least one year. The number of twelve-bottle equivalent cases (“cases”), exclusive of wine reservation sales, sold by the Company decreased by 14,704, or 24.2%, from 60,699 in the three months ended March 31, 2002 to 45,995 in the three months ended March 31, 2003. Sales levels depend largely on the number of “house mailings,” which are product offerings to existing customers, and “acquisition promotions,” which are product offerings to potential new customers, and the response rates to these promotions. Sales from catalogs, mailed to existing customers, Passport Wine Club promotions presented to new or prior customers who have not ordered recently, and sales from the Company’s new in-home events program also contribute to total sales. Sales to existing customers, exclusive of Passport Wine Club sales, decreased $2,773,000 during the first quarter of 2003 as compared with the same period in 2002, resulting primarily from sending 19.9% fewer pieces of mail to existing customers and to having fewer active customers. The Company reduced mail circulation to existing customers by eliminating certain promotions to unprofitable customer segments and by changing its customer acquisition program to a more efficient and economical program during the three months ended March 31, 2003. These decreases were partially offset by sales from acquisition promotions and new customer acquisition channels, which increased by $452,000 during the first quarter of 2003 as compared to the same period in 2002.

Gross Profit

Gross profit as a percentage of sales decreased from 54.1% in the three months ended March 31, 2002 to 50.9% in the three months ended March 31, 2003. Gross profit decreased $1,419,000, or 35.6%, from $3,985,000 in the three months ended March 31, 2002 to $2,566,000 in the three months ended March 31, 2003, primarily as a result of lower sales. Gross profit attributable to wine sales decreased $6.36 per case, or 10.9%, from $58.54 per case in the three months ended March 31, 2002 to $52.18 per case in the three months ended March 31, 2003. The decrease in gross profit as a percentage of sales resulted principally from unfavorable exchange rates and the costs associated with promotions offered during the quarter ended March 31, 2003.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $1,162,000, or 24.7%, from $4,713,000 in the three months ended March 31, 2002 to $3,551,000 in the three months ended March 31, 2003. As a percentage of sales, these expenses increased from 64.0% in the three months ended March 31, 2002 to 70.5% in the three months ended March 31, 2003. The most significant decrease in selling, general and administrative expenses is attributable to a $708,000 decrease in promotional costs resulting primarily from the Company’s efforts to achieve profitability by mailing fewer promotions to less active customers and to using new customer acquisition programs that are more cost effective. An additional savings of $350,000 of the selling, general and administrative expenses are attributable to lower compensation and corporate overhead expenses. Delivery expenses decreased by $102,000; however, delivery expense increased as a percentage of sales resulting from shipping more 2-bottle packages to fulfill Passport Wine Club orders selling a greater proportion of acquisition orders, which have a smaller average order value than repeat orders but similar shipping expense, and premium offers. These decreases were partially offset by slightly higher facility costs.

The Company is in the process of converting to a new, more efficient, fulfillment operation. This new fulfillment operation is designed to provide just-in-time shipping and to reduce the Company’s dependency on state-by-state inventories. This new fulfillment operation should reduce generally inventories and fulfillment expense in the long term. In the near term, the Company expects to have slightly higher fulfillment expenses as it converts to this new fulfillment operation.

Interest

Interest expense decreased in the first quarter of 2003 to $2,400 from $23,000 in the first quarter of 2002, due to lower borrowings under the Company’s credit facility. Interest income decreased from $10,000 in the three months ended March 31, 2002 to $3,000 in the three months ended March 31, 2003.

Liquidity and Capital Resources

The Company’s primary working capital needs include purchases of inventory, advertising expenses related to the cost of acquisition promotions and other expenses associated with promoting sales. As of March 31, 2003, the Company had cash and cash equivalents totaling $2,435,000.

The Company’s primary sources of liquidity are cash from operations and borrowings under its line of credit.

On February 24, 2003, the Company closed a credit facility for $800,000, which was extended by all five of its outside directors. The credit facility bears interest at the greater of the prime rate plus 3%, or 6%, and terminates on March 31, 2004, and the loan agreement has terms the Company believes to be more favorable than terms and conditions the Company could obtain from unaffiliated lending sources. Substantially all of the assets of the Company serve as collateral under this agreement. In connection with entering into this loan, the Company issued 10-year warrants to the lenders as an inducement for extending this credit facility. The lenders were issued, in the aggregate, warrants to purchase 42,104 shares of the Company’s common stock at an exercise price of $2.375 per share. The value of these warrants as determined by Black-Scholes option pricing model, $78,120, was recorded as deferred financing costs in the accompanying balance sheet and is being amortized as interest expense over the term of the warrant. The exercise price of the warrants was 125% of the closing price of the Company’s common stock on the closing date of the credit facility. As of March 31, 2003, the Company had $300,000 outstanding under this facility.

As a result of the weaker than expected sales and higher expenses, the Company violated certain financial covenants of this credit agreement during the quarter ended March 31, 2003. The directors have waived these covenant violations and any future financial covenant violations through May 2003. The Company intends to seek an amendment to the credit agreement to reflect new covenants based on revised financial projections. The Company believes it will have adequate cash flow to repay its loan to the directors upon the credit facility’s scheduled termination, or earlier if required, without significant adjustments to its business plan in 2003.

During the three months ended March 31, 2003, net cash of $138,000 was provided by operating activities, resulting principally from decreases in accounts receivable and refundable income taxes and an increase in accounts payable. Accounts payable increased because of an increase in receipts of wine inventory, the timing of certain marketing expenses and, in part, to the decrease in time with which it takes to receive inventory under the new fulfillment system. These cash increases were partially offset by an increase in inventory, prepaid mailing costs, a decrease in accrued expenses and by net losses.

The Company invested $29,000 in computer hardware and software and $72,000 in other assets in the first quarter of 2003. The Company also borrowed $300,000 on its line of credit during the three months ended March 31, 2003.

At December 31, 2002 and March 31, 2003, the Company had working capital of $6,435,000 and $5,466,000, respectively.

The Company’s ability to make scheduled payments of principal of, or to pay the interest on, or to refinance, its indebtedness, or to fund planned capital expenditures will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. The Company believes that due to its reduced product purchasing in 2003 and to projected cash flow, barring a severe downturn in expected sales levels, and availability under its line of credit, it has adequate cash to pursue its 2003 plan without making significant business adjustments. There can be no assurance that the Company will obtain an acceptable amendment of its credit facility with its outside directors or that it will not have to significantly change its business plans in 2003.

Commitments and Contingencies

Lease Commitments

The Company leases facilities under operating lease agreements expiring through September 2005. Future minimum rental payments due under these agreements as of March 31, 2003 are approximately as follows:

Fiscal Year	Amount
Remaining 2003	$665,000
2004	726,000
2005	441,000

$1,832,000

Total rental expense under these agreements included in the accompanying statements of operations is approximately $1,172,000, $1,179,000 and $1,155,000 for the years ended December 31, 2000, 2001 and 2002, respectively.

Impact of Foreign Currency Rate Changes

During the first quarter ended March 31, 2003, the U.S. dollar generally weakened against the Euro. This weakening increases the cost of inventory for certain purchases of foreign wine as most European wine commitments are made in Euros, and the Company assumes the risk of currency rate changes between the time of commitment and payment of invoices. Foreign exchange forward contracts are only purchased to hedge certain commitments for the purchases of inventories denominated in a foreign currency.

Critical Accounting Policies and Estimates

In SEC Release Nos. 33-8098, 34-45907, the Securities and Exchange Commission, (the “SEC”) proposed amendments to its rules, which would require companies to include in Management’s Discussion and Analysis of Financial Condition and Operations (“MD&A”) disclosure regarding critical accounting policies or methods used in the preparation of financial statements, disclosure of critical accounting estimates used by a company in applying its accounting policies and information concerning the initial adoption of certain accounting policies that have a material impact on a company’s financial presentation. The Notes to the Financial Statements include a summary of the significant accounting policies and methods used in the preparation of our Financial Statements. The following is a brief discussion of the more significant accounting policies and methods used by the Company.

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

The cost of direct advertising materials mailed to prospective customers is capitalized. These costs are expensed as advertising costs in relation to the revenues that are derived from the mailings. Revenue estimates are used to determine the cost recovery period of prepaid mailing costs in accordance with SOP 93-7: Reporting on Advertising Costs. The Company amortizes these advertising costs for a period of three to five months depending on the type of promotion. Actual results may differ from these estimates under different assumptions or conditions.

Item 3: Quantitative and Qualitative Disclosure about Market Risk

The following discussion about the Company’s market risk involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements.

Foreign Exchange Hedging

The Company engages, from time to time, in foreign exchange forward contracts to reduce its exposure to currency fluctuations related to commitments for the purchases of inventories. The objective of these contracts is to neutralize the impact of foreign currency exchange rate movements on our operating results. The Company does not use derivative financial instruments for speculative or trading purposes. As of March 31, 2003, the Company had $563,000 in foreign exchange forward contracts outstanding. At each balance sheet date, foreign exchange forward contracts are revalued based on the current market exchange rates. Resulting gains and losses are included in earnings. The Company does not anticipate any material adverse effect on its results of operations or cash flows resulting from the use of these instruments. However, it cannot guarantee that these strategies will be effective or that transaction losses can be minimized or forecasted accurately.

The following table provides information about our foreign exchange forward contracts at March 31, 2003. The table presents the value of the contracts in U.S. dollars at the contract exchange rate as of the contract maturity date. The average contract rate approximates the weighted average contractual foreign currency exchange rate and the forward position in U.S. dollars approximates the fair value of the contract at March 31, 2003.

Forward Contracts to Buy Foreign Currencies for U.S. Dollars

Related to commitments for the purchases of inventories:

Currency	Forward Average Contract Rate	Amount in U.S. Dollars	Contract Origination Date	Contract Maturity Date
Euro	1.07	$563,000	Various: Dec. 2002 – Jan. 2003	Various: April – July 2003

The Company has a foreign exchange line of credit with a bank that allows the Company to enter into forward currency exchange contracts of approximately $500,000 maturing on any one day for spot purchases and approximately $950,000 for forward contracts in a twelve-month, rolling period.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the Company’s disclosure controls and procedures as of a date within 90 days of filing this quarterly report. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms.

(b)	Changes in Internal Controls and Procedures. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation of these controls by the Company’s Chief Executive Officer and Chief Financial Officer.

PART II. OTHER INFORMATION

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

(c) Under a warrant agreement dated February 24, 2003, the Company issued warrants for an aggregate of 42,104 shares of its common stock to its outside directors in consideration of their extension of an $800,000 revolving credit facility to the Company. The warrants are immediately exercisable, have an exercise price per share of $2.375 and expire on February 24, 2013. The issuance of warrants was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2). The recipients of the warrants included only directors of the Company and as such were accredited investors.

Item 3. DEFAULTS UPON SENIOR SECURITIES

The Company may borrow up to $800,000 under the current terms of its credit agreement with its outside directors. The Company and its outside directors are in the process of negotiating an amendment to the terms of the facility that would reset the financial covenants based on revised financial projections through the term of the loan, among other things. Under the terms of the facility, the Company is required to meet and/or maintain certain financial covenants, including minimum monthly earnings or losses before income taxes, depreciation and amortization and minimum current and quick ratios, in addition to continuing to meet and maintain other covenants. The Company was not in compliance with certain financial covenants, including minimum monthly earnings or losses before income taxes, depreciation and amortization and minimum current and quick ratio covenants at February 28, 2003 and March 31, 2003 and was not in compliance with the minimum current and quick ratio covenants at March 31, 2003 and as a result is in default under the terms of the credit facility. The directors have waived these covenant violations and any future financial covenant violations through May 2003, and the Company intends to seek an amendment to the credit agreement to reflect new covenants based on revised financial projections.

Item 5. OTHER INFORMATION

Accompanying this Quarterly Report on Form 10-Q are the certificates of the Chief Executive Officer and Chief Financial Officer required by Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, copies of which are furnished as exhibits to this report.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.1	Waiver dated May 5, 2003 by and among Geerlings & Wade, Inc. and John M. Connors, Jr., James C. Curvey, John J. Remondi, Gordon Romer and Robert L. Webb.

99.1	Certification of Huib E. Geerlings, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 15, 2003.

99.2	Certification of David R. Pearce, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 15, 2003.

(b) None.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEERLINGS & WADE, INC. (Registrant)

By:	/s/ HUIB GEERLINGS
Name:	Huib Geerlings
Title:	President and Chief Executive Officer

By:	/s/ DAVID R. PEARCE
Name:	David R. Pearce
Title:	Chief Financial Officer

Dated: May 15, 2003

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

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

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

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/ DAVID R. PEARCE
David R. Pearce Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Document

10.1	Waiver dated May 5, 2003 by and among Geerlings & Wade, Inc. and John M. Connors, Jr., James C. Curvey, John J. Remondi, Gordon Romer and Robert L. Webb.

99.1	Certification of Huib E. Geerlings, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 15, 2003.

99.2	Certification of David R. Pearce, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 15, 2003.