Form 10-Q
period 2003-06-30
GEERLINGS & WADE INC
filed 2003-08-14
CIK 922810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

	Par Value	Date	Number of Shares
Common Stock	$.01	August 14, 2003	3,879,450

GEERLINGS & WADE, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GEERLINGS & WADE, INC.

BALANCE SHEETS

(Unaudited)

	December 31, 2002	June 30, 2003
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,097,671	$1,841,181
Accounts receivable	612,318	360,672
Inventory	5,821,544	6,508,295
Prepaid mailing costs	34,495	24,641
Prepaid expenses and other current assets	938,279	805,718
Refundable income taxes	749,919	—

Total Current Assets	10,254,226	9,540,507

PROPERTY AND EQUIPMENT, AT COST	2,384,532	2,431,972
Less—Accumulated Depreciation	2,039,729	2,152,213

	344,803	279,759

Other Assets	264,637	260,608

	$10,863,666	$10,080,874

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of credit	$—	$300,000
Accounts payable	1,916,875	3,267,623
Current portion of deferred revenue	1,153,055	1,119,220
Accrued expenses	909,999	800,854

Total Current Liabilities	3,979,929	5,487,697

Deferred Revenue, less current portion	239,214	213,968

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value—
Authorized-1,000,000 shares Outstanding-none	—	—
Common stock, $.01 par value—
Authorized-10,000,000 shares—
Issued and outstanding—3,879,450 and 3,879,450 shares in 2002 and 2003, respectively	38,795	38,795
Additional paid-in capital	10,136,026	10,322,146
Deferred Compensation	—	(102,000)
Retained deficit	(3,530,298)	(5,879,732)

Total Stockholders’ Equity	6,644,523	4,379,209

	$10,863,666	$10,080,874

The accompanying notes are an integral part of these financial statements.

GEERLINGS & WADE, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2003	June 30, 2002	June 30, 2003

Sales	$6,208,117	$6,032,033	$13,572,547	$11,069,346
Cost of Sales	2,859,509	3,099,347	6,239,097	5,570,716

Gross Profit	3,348,608	2,932,686	7,333,450	5,498,630
Selling, general and administrative expenses	5,654,448	4,414,681	10,367,215	7,966,025

Loss from operations	(2,305,840)	(1,481,995)	(3,033,765)	(2,467,395)
Other income (expense)	(17,919)	(57,574)	(7,665)	(54,976)
Interest expense	(7,275)	(31,431)	(30,267)	(33,843)

Loss before benefit for income taxes	(2,331,034)	(1,571,000)	(3,071,697)	(2,556,214)
Benefit for income taxes	—	(206,780)	—	(206,780)

Net loss	$(2,331,034)	$(1,364,220)	$(3,071,697)	$(2,349,434)

Net loss per share—basic and diluted	$(0.60)	$(0.35)	$(0.80)	$(0.61)

Weighted average common and common equivalent shares outstanding
Basic	3,879,450	3,879,450	3,879,450	3,879,450

Diluted	3,879,450	3,879,450	3,879,450	3,879,450

The accompanying notes are an integral part of these financial statements.

GEERLINGS & WADE, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30, 2002	June 30, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(3,071,697)	$(2,349,434)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities—
Depreciation and amortization	212,528	112,485
Amortization of deferred financing costs	—	24,037
Amortization of deferred compensation	—	6,000
Gain on disposition of fixed asset	24,453	—
Changes in current assets and liabilities—
Accounts receivable	349,977	251,646
Inventory	3,272,230	(686,751)
Prepaid mailing costs	(173,091)	9,854
Prepaid expenses	42,310	186,643
Refundable income taxes	—	749,919
Accounts payable	(77,145)	1,350,748
Deferred revenue	(128,802)	(59,081)
Accrued expenses	(278,655)	(109,145)

Net cash provided by (used in) operating activities	172,108	(513,079)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(46,859)	(47,440)
Receipts from disposition of fixed assets	1,000	—
Change in other assets	—	4,029

Net cash provided by (used in) investing activities	(45,859)	(43,411)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under the line of credit	2,508,360	300,000
Repayments under the line of credit	(3,844,177)	—
Issuance of shares under the Employee Stock Purchase Plan	7,540	—

Net cash provided by (used in) financing activities	(1,328,277)	300,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,202,028)	(256,490)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,380,068	2,097,671

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,178,040	$1,841,181

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$29,600	$4,837

Interest paid	$30,267	$9,806

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:
Value of warrants issued in connection with credit facility	$—	$78,120

Deferred compensation associated with stock options issued to an employee	$—	$108,000

The accompanying notes are an integral part of these financial statements.

Notes to Financial Statements

1.	Basis of Presentation

The interim period information set forth in these financial statements is unaudited. In the opinion of management, the information reflects all adjustments, which consist of normal recurring adjustments that are considered necessary to present a fair statement of the results of operations of Geerlings & Wade, Inc. (the “Company”) for the interim periods presented. The operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2003. Certain reclassifications have been made to the 2002 financial statements to conform with the 2003 presentation.

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

2.	Basic and Diluted Net Income Per Common Share

The Company applies the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share, which establishes standards for computing and presenting earnings per share. For the quarters ended June 30, 2002 and June 30, 2003 options to purchase a total of 346,863 and 661,228 common shares, respectively, have been excluded from the calculation of diluted earnings per share. For the six months ended June 30, 2002 and June 30, 2003 options to purchase a total of 346,863 and 661,228 common shares, respectively, have been excluded from the calculation of diluted earnings per share. These shares are considered antidilutive as the Company recorded a loss for each of these reporting periods.

3.	Stock-Based Compensation

On December 31, 2002, the FASB amended the transition and disclosure requirements of FASB Statement No. 123, Accounting for Stock-Based Compensation, through the issuance of FASB Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. For most companies, the impact of Statement 148 is more frequent and prominent disclosure of stock-based compensation expense beginning with financial statements for fiscal periods ending after December 15, 2002.

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

Had compensation cost for the Company’s option plans been determined using the fair value method at the grant dates, the effect on the Company’s net loss and loss per share for the three and six months ended June 30, 2002 and 2003 would have been as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Net loss as reported	$(2,331,034)	$(1,364,220)	$(3,071,697)	$(2,349,434)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	—	—
Deduct: Total stock-based employee compensation determined under fair value method for all awards, net of related tax effects	(42,000)	(51,050)	(89,268)	(101,061)

Pro forma net loss	$(2,373,034)	$(1,415,270)	$(3,160,965)	$(2,450,495)

Basic and diluted loss per share
As reported	$(0.60)	$(0.35)	$(0.80)	$(0.61)
Pro forma	$(0.61)	$(0.37)	$(0.82)	$(0.63)

Mr. Huib Geerlings was issued 200,000 non-qualified stock options on February 5, 2003 with an exercise price of $0.96. Only 22,000 of those options were available under the Stock Option Plan as of February 5, 2003. The remaining 178,000 were granted to Mr. Geerlings out of the 325,000 shares reserved for issuance under the Stock Option Plan and approved by the shareholders on May 6, 2003. The 200,000 options had a $108,000 difference between the exercise price and the fair market value of the Company’s stock price on May 6, 2003, the date shareholders approved the increase in the number of options. This $108,000 will be amortized ratably over the three-year vesting period of those options.

4.	Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company did not have any components of comprehensive income (loss) for the six months ended June 30, 2002 and June 30, 2003.

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

The Company records its foreign currency exchange contracts at fair value in its balance sheet and the related gains or losses on these hedge contracts are recognized in earnings. Gains and losses resulting from the impact of currency exchange rate movements on forward foreign exchange contracts are designated to offset certain purchase commitments and are recognized as other income or expense in the period in which the exchange rates change and offset the foreign currency losses and gains on the underlying exposures being hedged. At June 30, 2003, the Company had purchased forward contracts to hedge $1,760,000 of foreign purchases expected to be settled by December 31, 2003.

6.	Line of Credit

On February 24, 2003, the Company closed a credit facility for $800,000, which was extended by all five of its outside directors. The credit facility bears interest at the greater of the prime rate plus 3%, or 6%, and terminates on March 31, 2004, and the loan agreement has terms the Company believes to be more favorable than terms and conditions the Company could obtain from unaffiliated lending sources. Substantially all of the assets of the Company serve as collateral under this agreement. In connection with entering into this loan, the Company issued 10-year warrants to the lenders as an inducement for extending this credit facility. The lenders were issued, in the aggregate, warrants to purchase 42,104 shares of the Company’s common stock at an exercise price of $2.375 per share. The value of these warrants as determined by Black-Scholes option pricing model, $78,120, was recorded as deferred financing costs in the accompanying balance sheet and is being amortized as interest expense over the term of the credit facility. The exercise price of the warrants was 125% of the closing price of the Company’s common stock on the closing date of the credit facility. As of June 30, 2003, the Company had $300,000 outstanding under this facility.

As a result of the weaker than expected sales and higher expenses, the Company violated certain financial covenants of this credit agreement for the months ended April 30, May 31 and June 30, 2003. The directors waived these covenant violations and any future financial covenant violations through September 2003. The Company intends to seek additional waivers as necessary for the term of the credit facility. The Company believes it will have adequate cash flow to repay its loan to the directors upon the credit facility’s scheduled termination, or earlier if required, without significant adjustments to its business plan in 2003.

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

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. FIN 46’s consolidation criteria are based on analysis of risks and rewards, not control, and represent a significant and complex modification of previous accounting principles. FIN 46 represents an accounting change, not a change in the underlying economics of asset sales. FIN 46 is effective for consolidated financial statements issued after June 30, 2003. We believe the adoption of FIN 45 will not have an effect on our financial position or future results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 is the first phase of the FASB’s project on liabilities and equity. SFAS No. 150 provides guidance on how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity. Many of these instruments were previously classified as equity. For example, if an employer’s issuance of its shares to a key employee requires the employer to redeem the shares upon the employee’s death, then those shares must be classified as a liability, not as equity. For publicly-held companies, SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. SFAS No. 150 requires companies to record the cumulative effect of financial instruments existing at the adoption date. The Company does not believe the adoption of SFAS 150 will have a significant effect on the Company’s operations, financial position or cash flows.

In November 2002, the Emerging Issues Task Force (EITF) reached consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Revenue arrangements with multiple deliverables include arrangements which provide for the delivery or performance of multiple products, services and/or rights to use assets where performance may occur at different points in time or over different periods of time. The Company generally does not enter into arrangements for multiple deliverables. EITF Issue No. 00-21 is effective for the Company as of July 1, 2003. The Company does not believe the adoption of EITF Issue No. 00-21 will have a significant effect on the Company’s operations, financial position or cash flows.

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

Three Months Ended June 30, 2002 and June 30, 2003

Sales

During the three months ended June 30, 2003, the Company experienced lower sales in comparison to the same quarter of 2002. Sales were $6,032,000 in the three months ended June 30, 2003, which is a decrease of $176,000, or 2.8%, from sales of $6,208,000 in the three months ended June 30, 2002 due to the following two reasons: (i) the Company’s active customer base has declined over the past twelve months due to acquiring fewer new customers than necessary to replace formerly active customers and (ii) the Company eliminated certain mailings to poorly performing customer segments, as compared to the second quarter of 2002 when the Company mailed deeply into its customer base to generate sales. Sales of wine decreased $176,000, or 3.1%, from $5,761,000 in the second quarter of 2002 to $5,585,000 in the second quarter of 2003 in markets (defined by the shipping region of each warehouse) in which the Company has operated for at least one year. The number of twelve-bottle equivalent cases (“cases”), exclusive of wine reservation sales, sold by the Company increased by 9,261, or 18.2%, from 50,919 in the three months ended June 30, 2002 to 60,180 in the three months ended June 30, 2003. Overall sales have declined even though the number of cases sold has increased in the second quarter of 2003 as compared to the second quarter of 2002 because of an increase in sales to new customers at a significantly lower average price per bottle than sales to repeat customers. Sales levels depend largely on the number of “house mailings,” which are product offerings to existing customers, and “acquisition promotions,” which are product offerings to potential new customers, and the response rates to these promotions. Sales to existing customers, decreased $800,000 during the second quarter of 2003 as compared with the same period in 2002, resulting primarily from sending 33% fewer pieces of mail to existing customers and to having fewer active customers. The Company reduced mail circulation to existing customers by eliminating certain promotions to unprofitable customer segments and by changing its customer acquisition program to a more efficient and economical program during the three months ended June 30, 2003. These decreases were partially offset by sales from acquisition promotions that increased by $400,000 and sales stemming from the new Traveling Vineyard channel that increased by approximately $240,000 during the second quarter of 2003 as compared to the same period in 2002. Traveling Vineyard is an in-home event sales channel designed to generate leads and subsequent orders of wine and wine accessories, which was introduced in the first quarter of 2002. Sales from catalogs, mailed to existing customers, and Passport Wine Club promotions, presented to new or prior customers who have not ordered recently, also had a positive contribution to total sales.

Gross Profit

Gross profit as a percentage of sales decreased from 53.9% in the three months ended June 30, 2002 to 48.6% in the three months ended June 30, 2003. Gross profit decreased $416,000, or 12.4%, from $3,349,000 in the three months ended June 30, 2002 to $2,933,000 in the three months ended June 30, 2003, primarily as a result of increased costs as a result of changes in promotional offers and to certain transition expenses related to conversion to a new, more efficient, fulfillment operation. Gross profit attributable to wine sales decreased $14 per case, or 23%, from $61.00 per case in the three months ended June 30, 2002 to $46.91 per case in the three months ended June 30, 2003.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $1,239,000, or 21.9%, from $5,654,000 in the three months ended June 30, 2002 to $4,415,000 in the three months ended June 30, 2003. As a percentage of sales, these expenses decreased from 91.1% in the three months ended June 30, 2002 to 73.2% in the three months ended June 30, 2003. The most significant decrease in selling, general and administrative expenses in the three months ended June 30, 2003 is attributable to a $1,467,000 decrease in promotional costs resulting primarily from the Company’s efforts to achieve profitability by mailing fewer promotions to less active customers and to using new customer acquisition programs that are more cost effective. An additional savings of $32,000 in the selling, general and administrative expenses in the three months ended June 30, 2003 is attributable to lower corporate overhead expenses. These savings were partially offset by increased delivery expenses of $260,000 in the three months ended June 30, 2003. Delivery expense increased as a percentage of sales resulting from shipping more 2-bottle packages to fulfill Passport Wine Club orders, selling a greater proportion of new, acquisition orders, which have a smaller average order value than repeat orders but similar shipping expense, and premium offers.

The Company continues the process of converting to a new, more efficient, fulfillment operation. This new fulfillment operation is designed to provide just-in-time shipping and to reduce the Company’s dependency on state-by-state inventories. This new fulfillment operation should reduce inventories and fulfillment expense in the long term. In the near term, the Company continues to expect to have slightly higher fulfillment expenses as it converts to this new fulfillment operation.

Other income (expense)

Other expense increased $39,700 from $17,900 in the second quarter of 2002 to $57,600 in the second quarter of 2003, due to an expense related to valuation of foreign currency hedges of $62,800 in the second quarter of 2003 and a decrease in interest income from $7,500 in the second quarter 2002 to $5,200 in second quarter 2003. This net increase in second quarter 2003 expense was offset partially by a loss from the disposal of assets reported in the second quarter of 2002 of $25,400.

Interest Expense

Interest expense increased in the second quarter of 2003 to $31,400 from $7,300 in the second quarter of 2002, due to amortization of warrants issued in connection with the credit facility of $24,000.

Benefit For Income Taxes

The Company recorded a benefit for income taxes of $207,000 for the quarter ended June 30, 2003. This reflects an additional income tax refund received by the Company during the quarter in excess of the refundable income taxes previously recorded of $383,000. There was no benefit for income taxes recorded for the quarter ended June 30, 2002.

Six-Month Periods Ended June 30, 2002 and June 30, 2003

Sales

Sales were $11,069,000 in the six months ended June 30, 2003, which is a decrease of $2,504,000, or 18.4%, from sales of $13,573,000 in the six months ended June 30, 2002 due to the following reasons: (i) the Company’s active customer base has declined over the past twelve months due to acquiring fewer new customers than necessary to replace active customers whom stop buying; (ii) the Company eliminated certain mailings to poorly performing customer segments, whereas during the first six months of 2002, the Company mailed deeply into its customer base to generate sales; (iii) the war in Iraq had a significant effect on sales during and after the month of March 2003; and (iv) shipments of orders were affected by the conversion to our new fulfillment system that requires a longer order fulfillment cycle time. Sales of wine decreased $2,353,000, or 18.7%, from $12,596,000 in the six months ended June 30, 2002 to $10,242,000 in the six months ended June 30, 2003 in markets (defined by the shipping region of each warehouse) in which the Company has operated for at least one year. The number of cases, exclusive of wine reservation sales, sold by the Company decreased by 5,443, or 4.9%, from 111,618 in the six months ended June 30, 2002 to 106,175 in the six months ended June 30, 2003. During the six months ended June 30, 2003, sales to existing customers decreased $2,927,000 as compared with the same period in 2002. These decreases were partially offset by sales from acquisition promotions that increased by $915,000 and the new Traveling Vineyard sales channel that increased by approximately $315,000 during the six months ended June 30, 2003 as compared to the same period in 2002.

Gross Profit

Gross profit decreased $1,834,000, or 25.0%, from $7,333,000 in the six months ended June 30, 2002 to $5,499,000 in the six months ended June 30, 2003 due to lower sales, as well as, increased costs as a result of changes in promotional offers and to certain transition expenses related to conversion to a new, more efficient, fulfillment operation. Gross profit as a percentage of sales decreased from 54.0% in the six months ended June 30, 2002 to 49.7% in the six months ended June 30, 2003. Gross profit attributable to wine sales decreased $10.23 per case, or 17.2%, from $59.66 per case in the six months ended June 30, 2002 to $49.42 per case in the six months ended June 30, 2003.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $2,401,000, or 23.2%, from $10,367,000 in the six months ended June 30, 2002 to $7,966,000 in the six months ended June 30, 2003. As a percentage of sales, these expenses decreased from 76.4% in the six months ended June 30, 2002 to 72.0% in the six months ended June 30, 2003. The most significant decrease in selling, general and administrative expenses in the six months ended June 30, 2003 is attributable to a $2,177,000 decrease in promotional costs resulting primarily from the Company’s efforts to achieve profitability by mailing fewer promotions to less active customers and to using new customer acquisition programs that are more cost effective. The Company also spent significant marketing expense during the first six months of 2002 to develop and test new marketing strategies and methods, some of which the Company currently employs. An additional savings of $382,000 of the selling, general and administrative expenses in the six months ended June 30, 2003 is attributable to lower compensation and corporate overhead expenses. These savings were partially offset by higher delivery expenses of $158,000 in the six months ended June 30, 2003. Delivery expense increased as a percentage of sales resulting from shipping more 2-bottle packages to fulfill Passport Wine Club orders and selling a greater proportion of new, acquisition orders, which have a smaller average order value than repeat orders but similar shipping expense, and premium offers.

The Company continues the process of converting to a new, more efficient, fulfillment operation. This new fulfillment operation is designed to provide just-in-time shipping and to reduce the Company’s dependency on state-by-state inventories. This new fulfillment operation should reduce inventories and fulfillment expense in the long term. In the near term, the Company continues to expect to have slightly higher fulfillment expenses as it converts to this new fulfillment operation.

Other Income (Expense)

Other expense increased from $7,700 for the six months ended June 30, 2002 to $55,000 for the six months ended June 30, 2003 primarily due to the $63,000 charge resulting from outstanding hedge contracts.

Interest Expense

Interest expense increased from $30,300 in the six months ended June 30, 2002 to $33,800 in the six months ended June 30, 2003 due to amortization of warrants issued in connection with the credit facility of $24,000 in the second quarter of 2003, which was partially offset by a decrease in interest expense of $20,500 for the credit facility.

Benefit For Income Taxes

The Company recorded a benefit for income taxes of $207,000 for the six months ended June 30, 2003. This reflects an additional income tax refund received by the Company during the quarter ended June 30, 2003 in excess of the refundable income taxes previously recorded of $750,000. There was no benefit for income taxes recorded for the six months ended June 30, 2002.

Liquidity and Capital Resources

The Company’s primary working capital needs include purchases of inventory, advertising expenses related to the cost of acquisition promotions and other expenses associated with promoting sales. As of June 30, 2003, the Company had cash and cash equivalents totaling $1,841,000.

The Company’s primary sources of liquidity are cash from operations and borrowings under its line of credit.

On February 24, 2003, the Company closed a credit facility for $800,000, which was extended by all five of its outside directors at that time. The credit facility bears interest at the greater of the prime rate plus 3%, or 6%, and terminates on March 31, 2004, and the loan agreement has terms the Company believes to be more favorable than terms and conditions the Company could obtain from unaffiliated lending sources. Substantially all of the assets of the Company serve as collateral under this agreement. In connection with entering into this loan, the Company issued 10-year warrants to the lenders as an inducement for extending this credit facility. The lenders were issued, in the aggregate, warrants to purchase 42,104 shares of the Company’s common stock at an exercise price of $2.375 per share. The value of these warrants as determined by Black-Scholes option pricing model, $78,120, was recorded as deferred financing costs in the accompanying balance sheet and is being amortized as interest expense over the term of the credit facility. The exercise price of the warrants was 125% of the closing price of the Company’s common stock on the closing date of the credit facility. As of June 30, 2003, the Company had $300,000 outstanding under this facility.

As a result of the weaker than expected sales and higher expenses, the Company violated certain financial covenants of this credit agreement for the months ended February 28, March 31, April 30, May 31 and June 30, 2003. The directors have waived these covenant violations and any future financial covenant violations through September 2003. The Company intends to seek additional waivers as necessary for the term of the credit facility. The Company believes it will have adequate cash flow to repay its loan to the directors upon the credit facility’s scheduled termination, or earlier if required, without significant adjustments to its revised business plan in 2003.

During the six months ended June 30, 2003, net cash of $513,000 was used by operating activities, resulting principally from net operating loses, increases in inventory and decreases in accrued expenses. These were partially offset by increased accounts payable as a result of an increase in receipts of wine inventory, the receipt of refundable income taxes, the timing of certain marketing expenses and, in part, to the decrease in time with which it takes to receive inventory under the new fulfillment system.

The Company invested $47,000 in computer hardware and software in the second quarter of 2003. The Company also borrowed $300,000 on its line of credit during the six months ended June 30, 2003.

At December 31, 2002 and June 30, 2003, the Company had working capital of $6,274,000 and $4,053,000, respectively.

The Company’s ability to make scheduled payments of principal of, or to pay the interest on, or to refinance its indebtedness, or to fund planned capital expenditures will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. The Company believes that due to its reduced product purchasing in 2003 and to projected cash flow, barring a severe downturn in expected sales levels, and availability under its line of credit, it has adequate cash to pursue its 2003 plan without making significant business adjustments. There can be no assurance that the Company will obtain acceptable waivers with its outside directors or that it will not have to significantly change its revised business plan in 2003.

Commitments and Contingencies

Lease Commitments

The Company leases facilities under operating lease agreements expiring through September 2005. Future minimum rental payments due under these agreements as of June 30, 2003 are approximately as follows:

Fiscal Year	Amount
Remaining 2003	$434,000
2004	726,000
2005	441,000

$1,601,000

Total rental expense under these agreements included in the accompanying statements of operations is approximately $1,172,000, $1,179,000 and $1,155,000 for the years ended December 31, 2000, 2001 and 2002, respectively.

Impact of Foreign Currency Rate Changes

During the second quarter ended June 30, 2003, the U.S. dollar generally weakened against the Euro. This weakening increases the cost of inventory for certain purchases of foreign wine as most European wine commitments are made in Euros, and the Company assumes the risk of currency rate changes between the time of commitment and payment of invoices. Foreign exchange forward contracts are only purchased to hedge certain commitments for the purchases of inventories denominated in a foreign currency.

Critical Accounting Policies and Estimates

In SEC Release Nos. 33-8098, 34-45907, the Securities and Exchange Commission proposed amendments to its rules, which would require companies to include in Management’s Discussion and Analysis of Financial Condition and Operations disclosure regarding critical accounting policies or methods used in the preparation of financial statements, disclosure of critical accounting estimates used by a company in applying its accounting policies and information concerning the initial adoption of certain accounting policies that have a material impact on a company’s financial presentation. The Notes to the Financial Statements include a summary of the significant accounting policies and methods used in the preparation of our Financial Statements. The following is a brief discussion of the more significant accounting policies and methods used by the Company.

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

Foreign Exchange Hedging

The Company engages, from time to time, in foreign exchange forward contracts to reduce its exposure to currency fluctuations related to commitments for the purchases of inventories. The objective of these contracts is to neutralize the impact of foreign currency exchange rate movements on our operating results. The Company does not use derivative financial instruments for speculative or trading purposes. As of June 30, 2003, the Company had $1,760,000 in foreign exchange forward contracts outstanding. At each balance sheet date, foreign exchange forward contracts are revalued based on the current market exchange rates. Resulting gains and losses are included in earnings. The Company does not anticipate any material adverse effect on its results of operations or cash flows resulting from the use of these instruments. However, it cannot guarantee that these strategies will be effective or that transaction losses can be minimized or forecasted accurately.

The following table provides information about our foreign exchange forward contracts at June 30, 2003. The table presents the value of the contracts in U.S. dollars at the contract exchange rate as of the contract maturity date. The average contract rate approximates the weighted average contractual foreign currency exchange rate and the forward position in U.S. dollars approximates the fair value of the contract at June 30, 2003.

Forward Contracts to Buy Foreign Currencies for U.S. Dollars

Related to commitments for the purchases of inventories:

Currency	Average Forward Contract Rate	Amount in U.S. Dollars	Contract Origination Date	Contract Maturity Date
Euro	1.65	$1,760,000	Various: Dec. 2002—May 2003	Various: August 2003—Jan 2004

The Company has a foreign exchange line of credit with a bank that allows the Company to enter into forward currency exchange contracts of approximately $500,000 maturing on any one day for spot purchases and approximately $1,760,000 for forward contracts in a twelve-month, rolling period.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this quarterly report, the Company’s Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the Company’s disclosure controls and procedures. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms.

(b)	Changes in Internal Controls and Procedures. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation of these controls by the Company’s Chief Executive Officer and Chief Financial Officer.

PART II. OTHER INFORMATION

Item 3. DEFAULTS UPON SENIOR SECURITIES

The Company may borrow up to $800,000 under the current terms of its credit agreement. Under the terms of the facility, the Company is required to meet and/or maintain certain financial covenants, including minimum monthly earnings or losses before income taxes, depreciation and amortization and minimum current and quick ratios, in addition to continuing to meet and maintain other covenants. The Company was not in compliance with a certain financial covenant, the minimum monthly earnings or losses before income taxes, depreciation and amortization covenant, at February 28, 2003 and was not in compliance with certain financial covenants, including minimum monthly earnings or losses before income taxes, depreciation and amortization and minimum current and quick ratio covenants, at March 31, April 30, May 31 and June 30, 2003 and as a result was in default under the terms of the credit facility. The lenders have waived these covenant violations and any future financial covenant violations through September 2003, and the Company intends to seek additional waivers as necessary for the term of the credit facility.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Company held its annual meeting on May 6, 2003.
(b)	At the annual meeting, stockholders elected each of Mr. John M. Connors and Mr. Huib Geerlings as a director. Messrs. John J. Remondi, James C. Curvey, Gordon Romer and Robert L. Webb continued serving their terms of office as directors after the annual meeting.
(c)	Result of annual meeting votes:

Proposal	For	Against	Withheld	Abstentions
To elect as director John M. Connors, Jr.	3,758,735		34,890
To elect as director Huib E. Geerlings	3,757,135		36,490
To ratify the appointment of BDO Seidman LLP as independent auditors of the Company	3,790,434	3,141		50
To amend and restate the Company’s Stock Option Plan to increase the authorized shares of Common Stock	1,915,273	754,167		1,185

Item 5. OTHER INFORMATION

John M. Connors, Jr. resigned as a member of the Board of Directors of the Company on July 30, 2003. Accordingly, one vacancy currently exists on the Company’s Board.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.1	Waiver dated July 30, 2003 by and among Geerlings & Wade, Inc. and John M. Connors, Jr., James C. Curvey, John J. Remondi, Gordon Romer and Robert L. Webb.

31.1	Certification of Huib E. Geerlings pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 14, 2003.

31.2	Certification of David R. Pearce pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 14, 2003.

32.1	Certification of Huib E. Geerlings, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 14, 2003.

32.2	Certification of David R. Pearce, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 14, 2003.

(b)	On May 5, 2003, the Company furnished a Current Report on Form 8-K regarding the issuance of a press release announcing the Company’s financial results for the three months ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEERLINGS & WADE, INC. (Registrant)

By:	/s/ Huib Geerlings
Name:	Huib Geerlings
Title:	President and Chief Executive Officer

By:	/s/ David R. Pearce
Name:	David R. Pearce
Title:	Chief Financial Officer

Dated: August 14, 2003

EXHIBIT INDEX

Exhibit Number	Document

10.1	Waiver dated July 30, 2003 by and among Geerlings & Wade, Inc. and John M. Connors, Jr., James C. Curvey, John J. Remondi, Gordon Romer and Robert L. Webb.

31.1	Certification of Huib E. Geerlings pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 14, 2003.

31.2	Certification of David R. Pearce pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 14, 2003.

32.1	Certification of Huib E. Geerlings, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 14, 2003.

32.2	Certification of David R. Pearce, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 14, 2003.